Form 10-Q
period 2022-06-30
Enhabit, Inc.
filed 2022-08-12
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-41406
___________________
Enhabit, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-2409192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6688 N. Central Expressway, Suite 1300, Dallas, Texas	75206
(Address of Principal Executive Offices)	(Zip Code)
(214) 239-6500
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EHAB	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 49,618,402 shares of common stock as of August 8, 2022.

NOTE TO READERS
As used in this report, the terms “Enhabit,” “we,” “us,” “our,” and the “Company” refer to Enhabit, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context. This drafting style is suggested by the Securities and Exchange Commission and is not meant to imply that Enhabit, Inc., the publicly traded parent company, owns or operates any specific asset, business, or property. The facilities, operations, and businesses described in this filing are primarily owned and operated by subsidiaries of the parent company. In addition, we use the term “Enhabit” to refer to Enhabit, Inc. alone wherever a distinction between Enhabit, Inc. and its subsidiaries is required or aids in the understanding of this filing.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, the spread and impact of the COVID-19 pandemic, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. However, the absence of these words does not mean that the statements are not forward-looking. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, the factors described below could cause, and in the case of the COVID-19 pandemic has already caused, actual results to differ materially from those estimated by us. Factors (including risks, uncertainties and assumptions, including the risk factors set forth in Item 1A, Risk Factors of the Company’s Registration Statement on Form 10 filed with the United States Securities and Exchange Commission on May 25, 2022, as amended June 9, 2022 and June 14, 2022) that might cause or contribute to a material difference include, but are not limited to:
•intense competition among home health and hospice companies;
•our ability to maintain relationships with existing patient referral sources and to establish relationships with new patient referral sources;
•our ability to have services funded from third-party payors, including Medicare, Medicaid and private health insurance companies;
•incidents affecting the proper operation, availability or security of our or our vendors’ or partners’ information systems, including patient information stored there;
•changes to Medicare or Medicaid reimbursement rates or methods governing Medicare or Medicaid payments, and the implementation of alternative payment models;
•our limited ability to control reimbursement rates for our services;
•audits of reimbursement claims that may lead to assertions that we have been overpaid or have submitted improper claims, which may require us to incur additional costs to respond to requests for records and defend the validity of payments and claims;
•the effects of, and the cost of compliance with, complex and evolving federal, state, and local laws and regulations regarding healthcare, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, and other payment system reforms);
•our ability to successfully select, execute and integrate our acquisitions;
•our ability to retain the services of key personnel;
•fluctuations in our results of operations and stock price over time;
•global economic conditions;
•changes in tax rates, changes in tax laws or exposure to additional income tax liabilities;
•additional liabilities for taxes, duties, interest and penalties related to our operations as a result of indirect tax laws in multiple jurisdictions;
ii

•current and future litigation matters or a failure to comply with current or future laws or regulations;
•potential strain on our operations and increase in our operating expenses as a result of our expansion of operations and infrastructure;
•political events, war, terrorism, public health issues, natural disasters, sudden changes in trade and immigration policies, and other circumstances that could materially adversely affect us;
•our ongoing relationship with Encompass Health Corporation and any related conflicts of interest;
•failure of the distribution to qualify for tax-free treatment, which may result in significant tax liabilities to Encompass for which we may be required to indemnify Encompass in certain situations;
•achievement of the expected benefits of the Separation;
•our ability to operate as an independent, publicly-traded company;
•changes in our stockholder base, due to the Separation and Distribution, which may cause volatility in the price of our common stock;
•our ability to meet expectations with respect to payments of dividends (or lack thereof) and repurchases of our common stock;
•impacts and lasting effects of the COVID-19 pandemic; and
•the effect of the Separation and Distribution on our business.
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.
iii

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Millions, Except Per Share Data)
Net service revenue	$268.0	$286.1	$542.3	$556.6
Cost of service (excluding depreciation and amortization)	130.3	129.6	260.0	254.2
Gross margin	137.7	156.5	282.3	302.4
General and administrative expenses	102.2	105.7	202.9	205.6
Depreciation and amortization	8.2	9.4	16.7	18.5
Operating income	27.3	41.4	62.7	78.3
Interest expense and amortization of debt discounts and fees	0.1	—	0.1	0.1
Equity in net income of nonconsolidated affiliates	—	(0.2)	—	(0.4)
Other income	—	(1.6)	—	(1.6)
Income before income taxes and noncontrolling interests	27.2	43.2	62.6	80.2
Income tax expense	6.4	10.4	15.1	19.1
Net income	20.8	32.8	47.5	61.1
Less: Net income attributable to noncontrolling interests	0.7	0.5	1.3	0.9
Net income attributable to Enhabit, Inc.	$20.1	$32.3	$46.2	$60.2

Weighted average common shares outstanding:
Basic	49.6	49.6	49.6	49.6
Diluted	49.6	49.6	49.6	49.6

Earnings per common share:
Basic earnings per share attributable to Enhabit, Inc. common stockholders	$0.41	$0.65	$0.93	$1.21
Diluted earnings per share attributable to Enhabit, Inc. common stockholders	$0.41	$0.65	$0.93	$1.21
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2022	December 31, 2021
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$50.2	$5.4
Restricted cash	3.5	2.6
Accounts receivable	154.6	164.5
Prepaid expenses and other current assets	9.2	6.3
Total current assets	217.5	178.8
Property and equipment, net	22.7	20.4
Operating lease right-of-use assets	43.3	48.4
Goodwill	1,217.7	1,189.0
Intangible assets, net	111.6	259.1
Other long-term assets	8.6	24.3
Total assets(1)	$1,621.4	$1,720.0
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$23.6	$5.0
Current operating lease liabilities	14.3	14.9
Accounts payable	2.8	3.5
Accrued payroll	72.8	66.4
Refunds due patients and other third-party payors	10.8	9.4
Income tax payable	—	4.2
Accrued medical insurance	7.2	8.3
Other current liabilities	22.9	24.8
Total current liabilities	154.4	136.5
Long-term debt, net of current portion	550.3	3.5
Long-term operating lease liabilities	29.1	33.5
Deferred income tax liabilities	31.7	63.2
	765.5	236.7
Commitments and contingencies
Redeemable noncontrolling interests	5.2	5.0
Stockholders’ equity:
Enhabit, Inc. stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 49,618,402 as of June 30, 2022 and 49,618,402 as of December 31, 2021	0.5	0.5
Capital in excess of par value	400.2	1,094.1
Retained earnings	421.6	375.4
Total Enhabit, Inc. stockholders’ equity	822.3	1,470.0
Noncontrolling interests	28.4	8.3
Total stockholders’ equity	850.7	1,478.3
Total liabilities(1) and stockholders’ equity	$1,621.4	$1,720.0

(1)Our consolidated assets as of June 30, 2022 and December 31, 2021 include total assets of variable interest entities of $20.0 million and $18.2 million, respectively, that cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2022 and December 31, 2021 include total liabilities of the variable interest entities of $0.7 million and $0.4 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2022
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Noncontrolling Interests	Total
	(In Millions)
Balance at beginning of period	49.6	$0.5	$1,066.0	$401.5	$27.9	$1,495.9
Net income	—	—	—	20.1	0.7	20.8
Capital contributions	—	—	37.5	—	—	37.5
Capital distributions (See Note 4)	—	—	(703.3)	—	—	(703.3)
Distributions declared	—	—	—	—	(0.2)	(0.2)
Balance at end of period	49.6	$0.5	$400.2	$421.6	$28.4	$850.7

	Three Months Ended June 30, 2021
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Noncontrolling Interests	Total
	(In Millions)
Balance at beginning of period	49.6	$0.5	$1,101.0	$292.2	$6.5	$1,400.2
Net income	—	—	—	32.3	0.5	32.8
Capital contributions	—	—	80.5	—	—	80.5
Capital distributions	—	—	(52.1)	—	—	(52.1)
Distributions declared	—	—	—	—	(0.1)	(0.1)
Acquisition of Frontier Home Health and Hospice	—	—	—	—	1.0	1.0
Balance at end of period	49.6	$0.5	$1,129.4	$324.5	$7.9	$1,462.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited)

	Six Months Ended June 30, 2022
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Noncontrolling Interests	Total
	(In Millions)
Balance at beginning of period	49.6	$0.5	$1,094.1	$375.4	$8.3	$1,478.3
Net income	—	—	—	46.2	1.3	47.5
Capital contributions	—	—	62.3	—	—	62.3
Capital distributions (See Note 4)	—	—	(759.1)	—	—	(759.1)
Distributions declared	—	—	—	—	(0.6)	(0.6)
Saint Alphonsus acquisition	—	—	—	—	15.9	15.9
Contributions from noncontrolling interests of consolidated affiliates	—	—	2.9	—	3.5	6.4
Balance at end of period	49.6	$0.5	$400.2	$421.6	$28.4	$850.7

	Six Months Ended June 30, 2021
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Noncontrolling Interests	Total
	(In Millions)
Balance at beginning of period	49.6	$0.5	$1,118.3	$264.3	$6.7	$1,389.8
Net income	—	—	—	60.2	0.9	61.1
Capital contributions	—	—	85.6	—	—	85.6
Capital distributions	—	—	(74.5)	—	—	(74.5)
Distributions declared	—	—	—	—	(0.7)	(0.7)
Acquisition of Frontier Home Health and Hospice	—	—	—	—	1.0	1.0
Balance at end of period	49.6	$0.5	$1,129.4	$324.5	$7.9	$1,462.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In Millions)
Cash flows from operating activities:
Net income	$47.5	$61.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	16.7	18.5
Equity in net income of nonconsolidated affiliates	—	(0.4)
Distributions from nonconsolidated affiliates	—	0.2
Stock-based compensation	2.5	1.8
Deferred tax (benefit) expense	(1.4)	0.9
Other, net	(0.6)	(2.1)
Changes in assets and liabilities, net of acquisitions—
Accounts receivable	13.4	(28.0)
Prepaid expenses and other assets	(2.7)	(0.8)
Accounts payable	(0.8)	(1.0)
Accrued payroll	6.2	19.9
Other liabilities	(5.8)	23.5
Net cash provided by operating activities	75.0	93.6
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(97.7)
Purchases of property and equipment	(4.5)	(2.1)
Additions to capitalized software costs	(0.5)	(1.0)
Other, net	1.5	2.5
Net cash used in investing activities	(3.5)	(98.3)
Cash flows from financing activities:
Principal borrowings on notes	400.0	—
Principal payments on debt	(0.4)	—
Borrowings on revolving credit facility	170.0	—
Principal payments under finance lease obligations	(2.6)	(3.7)
Debt issuance costs	(4.4)	—
Distributions paid to noncontrolling interests of consolidated affiliates	(0.7)	(1.3)
Contributions from Encompass	59.8	83.7
Distributions to Encompass	(654.9)	(74.3)
Contributions from noncontrolling interests of consolidated affiliates	7.4	—
Net cash (used in) provided by financing activities	(25.8)	4.4
Increase (decrease) in cash, cash equivalents, and restricted cash	45.7	(0.3)
Cash, cash equivalents, and restricted cash at beginning of year	8.0	40.0
Cash, cash equivalents, and restricted cash at end of year	$53.7	$39.7

Supplemental schedule of noncash activities:
Property and equipment additions through finance leases	$2.3	$3.8
Operating lease additions	3.3	10.9
Trade name transfer to Encompass (including deferred tax liability)	(104.2)	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Summary of Significant Accounting Policies:
Organization and Description of Business—
Enhabit, Inc. (“Enhabit,” “we,” “us,” “our,” and the “Company”), incorporated in Delaware in 2014, provides a comprehensive range of Medicare-certified skilled home health and hospice services in 34 states, with a concentration in the southern half of the United States. We manage our operations and disclose financial information using two reportable segments: (1) home health and (2) hospice. See Note 8, Segment Reporting. Prior to July 1, 2022, the Company operated as a reporting segment of Encompass Health Corporation (“Encompass”).
On December 9, 2020, Encompass announced a formal process to explore strategic alternatives for its home health and hospice business. On January 19, 2022, Encompass announced its home health and hospice business would be rebranded and operate under the name Enhabit Home Health & Hospice. In March 2022, we changed our name from Encompass Health Home Health Holdings, Inc. to Enhabit, Inc.
Separation from Encompass—
On July 1, 2022, Encompass completed the previously announced separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”) as of the close of business on June 24, 2022 (the “Record Date”). The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022. The Distribution was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the Distribution, Enhabit is now an independent public company and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”).
The Separation was completed pursuant to a separation and distribution agreement (“the Separation and Distribution Agreement”) and other agreements with Encompass related to the Separation, including, but not limited to, a tax matters agreement (the “Tax Matters Agreement”), an employee matters agreement (the “Employee Matters Agreement”), and a transition services agreement (the “Transition Services Agreement” or “TSA”). Following the Separation, certain functions continue to be provided by Encompass under the TSA or are being performed using the Company’s own resources or third-party providers. The Company incurred certain costs in its establishment as an independent, publicly-traded company and expects to incur ongoing additional costs associated with operating as an independent, publicly-traded company.
In anticipation of the Distribution, we transferred the “Encompass” trade name with a book value of $135.2 million to Encompass as they will continue to operate under the Encompass brand.
All share and earnings per share information have been retroactively adjusted for all periods presented to reflect the Distribution.
See also Note 4, Long-term Debt.
Basis of Presentation and Consolidation—
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company’s Registration Statement on Form 10 (the “Form 10”) filed with the United States Securities and Exchange Commission (the “SEC”) on May 25, 2022, as amended June 9, 2022 and June 14, 2022. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In our opinion, the accompanying unaudited condensed consolidated

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the financial position, results of operations, and cash flows for each interim period presented.
We have historically existed and functioned as part of the consolidated business of Encompass. The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been derived from the consolidated financial statements and accounting records of Encompass as if the Company had operated on a stand-alone basis during the periods presented and were prepared utilizing the legal entity approach, in accordance with GAAP, and pursuant to the rules and regulations of the SEC. Historically, the Company was reported as a single reportable segment within Encompass’s reportable segments and did not operate as a stand-alone company. Accordingly, Encompass historically reported the financial position and the related results of operations, cash flows and changes in equity of the Company as a component of Encompass’s condensed consolidated financial statements.
The unaudited condensed consolidated financial statements include an allocation of expenses related to certain Encompass corporate functions as discussed in Note 9, Related Party Transactions. The unaudited condensed consolidated financial statements also include revenues and expenses directly attributable to the Company and assets and liabilities specifically attributable to the Company. Encompass’s third-party debt and related interest expense have not been attributed to the Company because the Company is not the primary legal obligor of the debt and the borrowings are not specifically identifiable to the Company. However, subsequent to April 23, 2020, the Company was a guarantor for Encompass’s credit agreement and senior debt. In connection with the Distribution, the Company was released from its guarantee of Encompass’s indebtedness. The Company maintains its own cash management system and does not participate in a centralized cash management arrangement with Encompass.
The income tax amounts in these unaudited condensed consolidated financial statements have been calculated based on a separate return methodology and are presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate. In addition to various separate state and local income tax filings, we joined with Encompass in various U.S. federal, state and local consolidated income tax filings prior to the Separation. See Note 6, Income Taxes, for information related to our Tax Sharing Agreement with Encompass. The unaudited condensed consolidated financial statements include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control, and, when applicable, entities in which we have a controlling financial interest.
We use the equity method to account for our investments in entities we do not control, but for which we have the ability to exercise significant influence over operating and financial policies. Consolidated Net income attributable to Enhabit, Inc. includes our share of the net earnings of these entities.
We eliminate all intercompany accounts and transactions within the Company from our financial results. Transactions between the Company and Encompass have been included in these condensed consolidated financial statements. The transfers with Encompass that are not expected to be settled in cash, are reflected in stockholders’ equity on the condensed consolidated balance sheets and within Capital in Excess of Par Value on the condensed consolidated statements of stockholders’ equity. Within the condensed consolidated statements of cash flows, these transfers are treated as an operating, financing or noncash activity determined by the nature of the transaction. Transactions between the Company and Encompass are considered related party transactions. Refer to Note 9, Related Party Transactions, for more information.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net Service Revenue—
Our Net service revenue disaggregated by payor source and segment are as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Medicare	$164.0	$182.4	$46.2	$52.6	$210.2	$235.0
Medicare Advantage	36.9	29.9	—	—	36.9	29.9
Managed care	16.6	15.8	1.4	0.8	18.0	16.6
Medicaid	2.6	3.7	0.2	0.4	2.8	4.1
Other	0.1	0.5	—	—	0.1	0.5
Total	$220.2	$232.3	$47.8	$53.8	$268.0	$286.1

	Home Health		Hospice		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Medicare	$333.3	$356.4	$94.1	$102.4	$427.4	$458.8
Medicare Advantage	71.4	57.9	—	—	71.4	57.9
Managed care	34.4	29.6	2.5	1.3	36.9	30.9
Medicaid	5.7	7.3	0.6	0.7	6.3	8.0
Other	0.3	1.0	—	—	0.3	1.0
Total	$445.1	$452.2	$97.2	$104.4	$542.3	$556.6
For a discussion of our significant accounting policies, including our policy related to Net service revenue, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10.
Recent Accounting Pronouncements —
We do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.
2.Business Combinations:
On January 1, 2022, we acquired a 50% equity interest from Frontier Home Health and Hospice, LLC in a joint venture with Saint Alphonsus System (“Saint Alphonsus”) which operates home health and hospice locations in Boise, Idaho. The total purchase price was $15.9 million and was funded on December 31, 2021. This acquisition was made to expand our footprint in this geographic area. This transaction was not material to our financial position, results of operations, or cash flows.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of the acquired locations from the date of acquisition. Assets acquired, liabilities assumed, and noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: an income approach using primarily discounted cash flow techniques for the noncompete and license intangible assets; and an income approach utilizing the relief-from-royalty method for the trade name intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. All goodwill recorded reflects our expectations of favorable growth opportunities in the home health and hospice markets based on

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

positive demographic trends. At least $14.4 million of the goodwill recorded as a result of this transaction is deductible for federal income tax purposes.
The fair values recorded were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). We expect to continue to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.
The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.7
Accounts receivable, net	1.6
Operating lease right-of-use-assets	0.3
Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	0.2
Trade name (useful life of 6 months)	0.1
Licenses (useful lives of 10 years)	0.9
Internal-use software (useful life of 3 years)	0.1
Goodwill	28.7
Total assets acquired	32.6
Liabilities assumed:
Current operating lease liabilities	0.1
Accounts payable	0.1
Accrued payroll	0.2
Other current liabilities	0.2
Long-term operating lease liabilities	0.2
Total liabilities assumed	0.8
Noncontrolling interests	15.9
Net assets acquired	$15.9
Information regarding the cash paid for the acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value of assets acquired	$—	$11.9	$3.9	$11.9
Goodwill	—	92.4	28.7	92.4
Fair value of liabilities assumed	—	(2.0)	(0.8)	(2.0)
Fair value of noncontrolling interest owned by joint venture partner	—	(3.9)	(15.9)	(3.9)
Cash paid for acquisition(1)	$—	$98.4	$15.9	$98.4
(1)     As discussed above, the $15.9 million was paid on December 31, 2021; therefore, this amount is not included in the consolidated statement of cash flows for the six months ended June 30, 2022.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisition from its respective date of acquisition included in our condensed consolidated statements of income and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2021 (in millions):

	Net Service Revenue	Net (Loss) Income Attributable to Enhabit
Acquired entities only: Actual from acquisition date to June 30, 2022	$3.1	$(0.1)
Combined entity: Supplemental pro forma from 04/01/2022-06/30/2022	268.0	20.1
Combined entity: Supplemental pro forma from 04/01/2021-06/30/2021	288.1	32.3
Combined entity: Supplemental pro forma from 01/01/2022-06/30/2022	542.3	46.2
Combined entity: Supplemental pro forma from 01/01/2021-06/30/2021	560.9	60.4
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of our 2021 period. For information regarding acquisitions completed in 2021, see Note 2, Business Combinations, to the consolidated financial statements included in the Form 10.
3.Variable Interest Entities (“VIEs”):
As of June 30, 2022 and December 31, 2021, we consolidated two limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities are 60% and 90% as of June 30, 2022. Through partnership and management agreements with or governing these entities, we manage these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of the VIEs and an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit us from using the assets of the VIEs to satisfy the obligations of other entities.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheet, are as follows (in millions):

	June 30, 2022	December 31, 2021
Assets
Current assets:
Restricted cash	$3.3	$1.7
Accounts receivable	2.8	2.8
Other current assets	0.1	—
Total current assets	6.2	4.5
Operating lease right-of-use assets	0.2	0.1
Goodwill	12.4	12.3
Intangible assets, net	1.2	1.3
Total assets	$20.0	$18.2
Liabilities
Current liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.4	0.3
Other current liabilities	0.1	—
Total current liabilities	0.6	0.4
Long-term operating lease liabilities	0.1	—
Total liabilities	$0.7	$0.4
4.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2022	December 31, 2021
Credit Agreement—
Advances under revolving credit facility	$170.0	$—
Term loan A facility	397.7	—
Other notes payable	—	2.0
Finance lease obligations	6.2	6.5
	573.9	8.5
Less: Current portion	(23.6)	(5.0)
Long-term debt, net of current portion	$550.3	$3.5

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Amount
July 1 through December 31, 2022	$12.0
2023	22.7
2024	21.3
2025	20.2
2026	20.0
2027	480.0
2028 and thereafter	—
Gross maturities	576.2
Less unamortized debt issuance costs	(2.3)
Total	$573.9
In June 2022, the Company entered into a credit agreement (the “Credit Agreement”) that consists of a $400 million term loan A facility (the “Term Loan A Facility”) and a $350 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan A Facility, the “Credit Facilities”). The Credit Facilities mature five years from the closing date thereof. Interest on the loans under the Credit Facilities is calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an applicable interest rate margin. Enhabit may voluntarily prepay outstanding loans under the Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The Term Loan A Facility contains customary mandatory prepayments, including with respect to proceeds from asset sales and from certain incurrences of indebtedness.
The Term Loan A Facility amortizes by an amount per annum equal to 5.0% of the outstanding principal amount thereon as of the closing date, payable in equal quarterly installments, with the balance being payable on the date that is five years after the closing of the Term Loan A Facility. The Revolving Credit Facility provides us with the ability to borrow and obtain letters of credit, which will be subject to a $75 million sublimit in amounts available to be drawn at any time prior to the date that is five years after the closing of the Revolving Credit Facility. The obligations under the Credit Facilities will be guaranteed by our existing and future wholly-owned domestic material subsidiaries, subject to certain exceptions. Borrowings under the Credit Facilities will be secured by first priority liens on substantially all the assets of Enhabit and the guarantors, subject to certain exceptions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default customary for secured financings of this type, including limitations with respect to liens, fundamental changes, indebtedness, restricted payments, investments and affiliate transactions, in each case, subject to a number of important exceptions and qualifications. In addition, the Credit Facilities will obligate us to maintain certain maximum total net leverage ratios and a minimum interest coverage ratio.
On June 30, 2022, we drew the full $400 million of the Term Loan A Facility and $170 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. As of June 30, 2022, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 3.9%. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and estimated fair values for our long-term debt are presented in the following table (in millions):

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$170.0	$170.0	$—	$—
Term loan A facility	397.7	400.0	—	—
Other notes payable	—	—	2.0	2.0
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements” to the consolidated financial statements included in the Form 10.
5.Stock-Based Payments:
The Company’s employees have historically participated in Encompass’s various stock-based plans, which are described in the consolidated financial statements included in the Form 10. On July 1, 2022, all unvested Encompass restricted stock awards (“RSA”) and stock options issued to our employees were canceled and replaced with shares issued under the Enhabit 2022 Omnibus Performance Incentive Plan (the “2022 Plan”). See further discussion of the 2022 Plan in the Form 10. All references to shares in the discussion below refer to shares of Encompass’s common stock.
During the six months ended June 30, 2022, Encompass issued a total of 128,000 RSAs to members of our management team. Approximately 47,000 of these awards contain only a service condition, while the remainder contain both a service and a performance condition. Additionally, Encompass granted approximately 22,000 stock options to a member of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 10, Stock-Based Payments, to the consolidated financial statements included in the Form 10.
Included in the allocation of expenses related to certain Encompass functions are stock compensation expenses resulting from RSAs and stock options totaling $0.6 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.
6.Income Taxes:
Our Income tax expense of $6.4 million and $10.4 million for the three months ended June 30, 2022 and 2021, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Income tax expense of $15.1 million and $19.1 million for the six months ended June 30, 2022 and 2021, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the ‘‘CARES Act’’), which includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the three and six months ended June 30, 2022 and 2021, although it has impacted the timing of cash payments for taxes. Deferred payments of social security taxes totaled $14.9 million as of June 30, 2022 and December 31, 2021, all of which is included in Accrued payroll in the condensed consolidated balance sheets.
Historically, the Company has joined Encompass in the filing of various consolidated federal, state and local income tax returns and was a party to an income tax allocation agreement (the “Tax Sharing Agreement”). Under the Tax Sharing Agreement, the Company paid to or received from Encompass the amount, if any, by which the Encompass’s income tax liability was affected by virtue of inclusion of the Company in the consolidated income tax returns of Encompass.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Effectively, that arrangement resulted in the Company’s annual income tax provision being computed, with adjustments, as if the Company filed separate consolidated income tax returns.
At the Distribution, the Company entered into the Tax Matters Agreement with Encompass, which terminated the existing Tax Sharing Agreement. The Tax Matters Agreement governs the Company’s respective rights, responsibilities and obligations with respect to taxes (including responsibility for taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution to qualify as tax-free for U.S. federal income tax purposes), entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other matters.
In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries until the second anniversary of the Distribution (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the Distribution and certain related transactions. The Tax Matters Agreement provides special rules that allocate tax liabilities in the event the Distribution or certain related transactions are not tax-free. In general, under the Tax Matters Agreement, each party is responsible for any taxes imposed on Encompass or the Company that arise from the failure of the Distribution or certain related transactions to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant covenants made by that party in the Tax Matters Agreement.
7.Contingencies and Other Commitments:
We operate in a highly regulated industry in which healthcare providers are routinely subject to litigation. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims, or legal and regulatory proceedings could materially and adversely affect our financial position, results of operations, and cash flows in a given period.
8.Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by the Company. We manage our operations using two operating segments that are also our reportable segments: (1) home health and (2) hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Home Health - Our home health operations represent the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of Medicare revenues. We operate home health agencies in 34 states, with a concentration in the southern half of the United States. As of June 30, 2022, the Company operates 251 home health agencies. We are the sole owner of 240 of these locations. We retain 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice - Our hospice operations represent the nation’s twelfth largest provider of Medicare-certified hospice services in terms of Medicare revenues. We operate hospice agencies in 22 states, with a concentration in the southern half of the United States. As of June 30, 2022, the Company operates 100 hospice agencies. We are the sole owner of 96 of these locations. We retain 50.0% to 90.0% ownership in the remaining four jointly owned locations. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.
The accounting policies of our reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10. All revenues for our services are generated through external customers. See Note 1, Summary of Significant Accounting Policies, “Net Service Revenue,” for the disaggregation of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”). Segment assets are not reviewed by our chief operating decision maker and therefore are not disclosed below.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Selected financial information for our reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Net service revenue	$220.2	$232.3	$47.8	$53.8
Cost of service (excluding depreciation and amortization)	108.8	106.6	21.5	23.0
Gross margin	111.4	125.7	26.3	30.8
General and administrative expenses	57.8	63.7	15.5	16.3
Other income	—	(1.6)	—	—
Equity in net income of nonconsolidated affiliates	—	(0.2)	—	—
Noncontrolling interests	0.6	0.5	0.1	—
Segment Adjusted EBITDA	$53.0	$63.3	$10.7	$14.5

	Home Health		Hospice
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net service revenue	$445.1	$452.2	$97.2	$104.4
Cost of service (excluding depreciation and amortization)	216.8	209.6	43.2	44.6
Gross margin	228.3	242.6	54.0	59.8
General and administrative expenses	116.5	124.4	30.4	31.8
Other income	—	(1.6)	—	—
Equity in net income of nonconsolidated affiliates	—	(0.4)	—	—
Noncontrolling interests	1.1	0.9	0.2	—
Segment Adjusted EBITDA	$110.7	$119.3	$23.4	$28.0
Segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Segment Adjusted EBITDA	$63.7	$77.8	$134.1	$147.3
Non-segment general and administrative expenses	(27.7)	(24.5)	(53.5)	(47.6)
Depreciation and amortization	(8.2)	(9.4)	(16.7)	(18.5)
Interest expense and amortization of debt discounts and fees	(0.1)	—	(0.1)	(0.1)
Net income attributable to noncontrolling interests	0.7	0.5	1.3	0.9
Stock-based compensation expense	(1.2)	(1.2)	(2.5)	(1.8)
Income before income taxes and noncontrolling interests	$27.2	$43.2	$62.6	$80.2

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Home Health:
Episodic	$186.3	$201.3	$378.0	$395.5
Non-Episodic	31.2	27.2	61.6	49.4
Other	2.7	3.8	5.5	7.3
Total home health	220.2	232.3	445.1	452.2
Hospice	47.8	53.8	97.2	104.4
Total net service revenue	$268.0	$286.1	$542.3	$556.6
9.Related Party Transactions:
In connection with the Separation, we entered into several agreements with Encompass that govern the relationship of the parties following the Distribution, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement. The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) assets, liabilities, and contracts to be transferred, assumed, and assigned to each of Enhabit and Encompass as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Enhabit business with Enhabit and financial responsibility for the obligations and liabilities of Encompass’s remaining business with Encompass, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation between Enhabit and Encompass of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Distribution, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Enhabit’s and Encompass’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of Enhabit’s business and Encompass’s business.
Allocation of Corporate Expenses
Encompass provided the Company with certain services, including, but not limited to, executive oversight, treasury, legal, accounting, human resources, tax, internal audit, financial reporting, information technology and investor relations. Some of these services continue to be provided by Encompass to the Company on a temporary basis under the Transition Services Agreement. Our condensed consolidated financial statements reflect an allocation of these costs. When specific identification is not practicable, a proportional cost method is used, primarily based on revenue, and headcount. These cost allocations reasonably reflect these services and the benefits derived for the periods presented. These allocations may not be indicative of the actual expenses that would have been incurred as an independent, publicly-traded company. In addition, the Company’s employees have historically participated in Encompass’s various stock-based plans as discussed in Note 5, Stock-Based Payments.
The allocations of services from Encompass to the Company and stock-based compensation are reflected in General and administrative expenses in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Overhead allocation	$4.1	$4.6	$7.7	$8.4
Stock-based compensation	1.2	1.2	2.5	1.8
For information related to our Tax Sharing Agreement with Encompass, see Note 6, Income Taxes.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Software Services
The Company is party to a client service and license agreement (the “HCHB Agreement”) with Homecare Homebase, LLC (“HCHB”) for a home health and hospice care management software product that includes multiple modules for collecting, storing, retrieving and disseminating patient health and health-related information by and on behalf of home health and hospice agencies, point of care staff, physicians, patients and patient family members via hand-held mobile computing devices and desktop computers linked with a website hosted by HCHB. The Company’s former chief executive officer along with others created this software product and eventually sold it to HCHB. This individual serves as the company’s executive chairman. As of June 19, 2021, this individual no longer serves as our chief executive officer or in any other role in the Company.
Pursuant to the HCHB Agreement, we pay fees to HCHB based on, among other things, the software modules in use, the training programs, and the number of licensed users. Total HCHB expenses of $1.5 million and $3.0 million are included in General and administrative expenses in the condensed consolidated statements of income for the three and six months ended June 30, 2021, respectively.
Data Analytics Investment
During 2019, we made a $2.0 million investment in Medalogix, LLC, a healthcare predictive data and analytics company (“Medalogix”); this investment is accounted for under the measurement alternative for investments. In April 2021, Medalogix entered in an agreement whereby TVG Logic Holdings, LLC (“TVG”) acquired a majority of the issued and outstanding membership interests of Medalogix for cash. The transaction closed in May 2021. As a result of the transaction, the Company received $2.0 million of cash and a minority equity investment in TVG and recorded a $1.6 million gain as part of Other income during the three and six months ended June 30, 2021. During the three months ended June 30, 2022 and 2021, we incurred costs of approximately $0.7 million and $1.1 million, respectively, and during the six months ended June 30, 2022 and 2021, we incurred costs of approximately $2.3 million and $1.7 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in General and administrative expenses in the condensed consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our consolidated financial statements and related notes included under Part I, Item 1, Financial Statements (Unaudited), of this report. Among other things, those historical financial statements include more detailed information regarding the basis of presentation for the financial data included in the following discussion. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under the sections titled “Cautionary Note Regarding Forward-Looking Statements” on page ii of this report. See also Item 1A, Risk Factors, of this report and in the Company’s Registration Statement on Form 10 (the “Form 10”) filed with the United States Securities and Exchange Commission (the “SEC”) on May 25, 2022, as amended June 9, 2022 and June 14, 2022.
Overview
We are a leading national home health and hospice provider working to expand what’s possible for patient care in the home. Our team of clinicians supports patients and their families where they are most comfortable, with a nationwide footprint spanning 251 home health locations and 100 hospice locations across 34 states. Our operations are principally managed on a services basis and include two operating segments for financial reporting purposes: (1) home health; and (2) hospice. For additional information about our business and reportable segments, see the sections titled “Business,” “Risk Factors,” in the Form 10 and Note 8, Segment Reporting, to the accompanying condensed consolidated financial statements, and “—Segment Results of Operations” section of this item.
Results of Operations Overview
Our segment and consolidated Net service revenue is provided in the table below.

	Three Months Ended June 30,
	2022	% of consolidated revenue	2021	% of consolidated revenue
	(In Millions, Except Percentage Change)
Home health segment net service revenue	$220.2	82.2%	$232.3	81.2%
Hospice segment net service revenue	47.8	17.8%	53.8	18.8%
Consolidated net service revenue	$268.0	100.0%	$286.1	100.0%

	Six Months Ended June 30,
	2022	% of consolidated revenue	2021	% of consolidated revenue
	(In Millions, Except Percentage Change)
Home health segment net service revenue	$445.1	82.1%	$452.2	81.2%
Hospice segment net service revenue	97.2	17.9%	104.4	18.8%
Consolidated net service revenue	$542.3	100.0%	$556.6	100.0%
Our Net service revenue decreased during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to lower volumes in both segments, the continued shift to more non-episodic patients in home health, and the partial resumption of sequestration. See “—Segment Results of Operations” section of this item for additional information.
Separation from Encompass
Prior to July 1, 2022, the Company operated as a reporting segment of Encompass Health Corporation (“Encompass”). On July 1, 2022, Encompass completed the previously announced separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”) as of the close of business on June 24, 2022 (the “Record Date”). The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022. The Distribution was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the Distribution, Enhabit is now an independent public company and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”).
In connection with the Separation, we entered into several agreements with Encompass that govern the relationship of the parties following the Distribution, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, and an Employee Matters Agreement. See “—Liquidity and Capital Resources” for additional information.
Acquisition and Expansion Activities
On January 1, 2022, we acquired a 50% equity interest from Frontier Home Health and Hospice, LLC in a joint venture with Saint Alphonsus System which operates home health and hospice locations in Boise, Idaho. The total purchase price was $15.9 million and was funded on December 31, 2021. For additional information about our acquisition-related activities, see Note 2, Business Combinations, to the accompanying condensed consolidated financial statements and Note 2, Business Combinations, to the accompanying consolidated financial statements in our Form 10.
We have also continued our expansion efforts in 2022 by opening de novo hospice locations in Williamsburg, Virginia (January 2022), Marble Falls, Texas (March 2022), and Temple, Texas (May 2022).

Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Pricing. Generally, the pricing we receive for our services is based on reimbursement rates from payors. Because we derive a substantial portion of our Net service revenue from the Medicare program, our results of operations are heavily impacted by changes in Medicare reimbursement rates, if any. We are also impacted by changes in reimbursement rates by other payors, in particular Medicare Advantage plans. See “Results of Operations” section of this item for a table identifying the sources and relative payor mix of our revenues.
On June 17, 2022, the Centers for Medicare & Medicaid Services (“CMS”) released its notice of proposed rulemaking for calendar year 2023 for home health agencies under the home health prospective payment system (the “2023 Proposed HH Rule”). The 2023 Proposed HH Rule would, among other changes, implement a net 2.9% market basket increase (market basket update of 3.3% reduced by 0.4% for a productivity adjustment) and a 5% cap on wage index decreases, update the case-mix weights and fixed-dollar loss ratio for outlier payments, and update the low utilization payment adjustment thresholds. The 2023 Proposed HH Rule would also implement a permanent negative behavioral adjustment of 7.69% to the calendar year 2023 base payment rate. CMS is also soliciting comments on the application of an approximately $2 billion temporary payment adjustment related to overpayments from calendar year 2020 and calendar year 2021. Based on our preliminary analysis, which utilizes our year-to-date patient mix as of August 4, 2022, we believe the 2023 Proposed HH Rule would result in a net decrease to our Medicare payment rates of approximately 4.0% effective for claim dates on or after January 1, 2023.
A group of lawmakers have introduced a bill, The Preserving Access to Home Health Act, that if enacted would immediately prevent CMS from implementing the proposed permanent and temporary adjustments to the home health base payment rate prior to 2026. This would allow more time for the industry to work with CMS to refine its proposed approach to determining budget neutrality in home health.
On July 27, 2022, CMS released its notice of final rulemaking for calendar year 2023 for hospice agencies under the hospice prospective payment system (the “2023 Final Hospice Rule”). In addition to other changes, the 2023 Final Hospice Rule implements a net 3.8% market basket increase (market basket update of 4.1% reduced by 0.3% for a productivity adjustment). The 2023 Final Hospice Rule also implements a permanent, budget neutral approach to smooth year-to-year changes in the hospice wage index. Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over a six-month period ended June 30, 2022, our specific geographic coverage area, and other factors, we believe the 2023 Final Hospice Rule will result in a net increase to our Medicare payment rates of approximately 3.9% effective for services provided beginning October 1, 2022.
In response to the public health emergency associated with the pandemic, Congress and CMS adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which suspended sequestration, an automatic 2% reduction of Medicare program payments for all healthcare providers, for the period of May 1 through December 31, 2020. The sequestration suspension was extended a number of times. Sequestration resumed as of April 1, 2022, but was only a 1% payment reduction through June 30, 2022. On July 1, 2022, the full 2% Medicare payment reduction resumed. During the six months ended June 30, 2022, the sequestration suspension provided additional revenues of approximately $7 million.
Volume. In addition to pricing, the volume of services we provide has a significant impact on our Net service revenue. Various factors, including competition, the ongoing impact of the pandemic, our ability to recruit and retain qualified personnel in a highly competitive labor market and increasing regulatory and administrative burdens, may impact our ability to maintain and grow our home health and hospice volumes. In any particular market, we may encounter competition from local or national entities with longer operating histories or other competitive advantages. Aggressive payment review practices by Medicare contractors, aggressive enforcement of regulatory policies by government agencies, and restrictive or burdensome rules, regulations, or statutes governing admissions practices may lead us to not accept patients who would be appropriate for and would benefit from the services we provide. In addition, from time to time, we must obtain regulatory approval to expand our services and locations in states with certificate of need laws. This approval may be withheld or take longer than expected. In the case of new-store volume growth, the addition of home health agencies and hospice agencies to our portfolio also may be difficult and take longer than expected.
We expect that the United States’ aging population will continue to increase long-term demand for the services we provide, which we believe will help us grow our home health and hospice volumes. While we treat patients of all ages, most of our patients are 65 and older, and, due to the increasingly aging United States population, the number of Medicare enrollees is expected to continue to grow approximately 3% per year. More specifically, the average age of our home health patients is approximately 77, and the population group ranging in ages from 75 to 79 is expected to grow at a compound annual growth rate of 5% through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, home-based services. In addition, we believe the growing percentage of seniors experiencing chronic conditions will result in higher utilization of home health services in the future as patients require more care to support these conditions.
Efficiency. Cost and operating efficiencies impact the profitability of the patient care services we provide. We use a number of strategies to drive cost and operating efficiencies within our business. We target markets for expansion and growth that allow us to leverage our existing operations to create operating efficiencies through scale and density. We also leverage technology to create operating and supply chain efficiencies throughout our organization. See “Business—Our Competitive Strengths” in the Form 10 for further discussion of the ways we seek to reduce costs while improving patient outcomes.
Recruiting and Retaining High-Quality Personnel. See “Risk Factors” in the Form 10 for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel, including management, for our home health and hospice agencies remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of home health and hospice services. Additionally, our operations have been affected and may in the future be affected by staffing shortages, due to shortages of qualified personnel and where employees must self-quarantine due to exposure to COVID-19 or where employees are unavailable due to a lack of childcare or care for elderly family.
Our Separation from Encompass. As a result of our separation from Encompass, certain items may impact the comparability of the historical results presented below with our future performance. Specifically, we will incur additional expenses as a result of being an independent, publicly-traded company. To operate as an independent, publicly-traded company, we may need to develop, manage, and train management level and other employees to comply with ongoing public company requirements. We will also incur new expenses as a public company, including public reporting obligations, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, and SEC and Financial Industry Regulatory Authority filing fees and offering expenses.

Results of Operations
Payor Mix
We derived consolidated Net service revenue from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medicare	78.5%	82.1%	78.8%	82.4%
Medicare Advantage	13.8%	10.5%	13.2%	10.4%
Managed care	6.7%	5.8%	6.8%	5.6%
Medicaid	1.0%	1.4%	1.2%	1.4%
Other	—%	0.2%	—%	0.2%
Total	100.0%	100.0%	100.0%	100.0%
The decline in Medicare reimbursements as a percentage of our Net service revenue and corresponding increase in Medicare Advantage reimbursements, was primarily driven by continued national enrollment increases in Medicare Advantage Plans by Medicare beneficiaries in our home health segment. We expect these trends in enrollment in Medicare Advantage Plans to continue and result in further decreases in Medicare revenue as a percentage of our Net service revenue in future periods. For additional discussion of our payor mix by segment, see “—Segment Results of Operations” section of this item.
Our Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net service revenue	$268.0	$286.1	(6.3)%	$542.3	$556.6	(2.6)%
Cost of service (excluding depreciation and amortization)	130.3	129.6	0.5%	260.0	254.2	2.3%
Gross margin	137.7	156.5	(12.0)%	282.3	302.4	(6.6)%
General and administrative expenses	102.2	105.7	(3.3)%	202.9	205.6	(1.3)%
Depreciation and amortization	8.2	9.4	(12.8)%	16.7	18.5	(9.7)%
Operating income	27.3	41.4	(34.1)%	62.7	78.3	(19.9)%
Interest expense and amortization of debt discounts and fees	0.1	—	N/A	0.1	0.1	—%
Equity in net income of nonconsolidated affiliates	—	(0.2)	(100.0)%	—	(0.4)	(100.0)%
Other income	—	(1.6)	(100.0)%	—	(1.6)	(100.0)%
Income before income taxes and noncontrolling interests	27.2	43.2	(37.0)%	62.6	80.2	(21.9)%
Income tax expense	6.4	10.4	(38.5)%	15.1	19.1	(20.9)%
Net income	20.8	32.8	(36.6)%	47.5	61.1	(22.3)%
Less: Net income attributable to noncontrolling interests	0.7	0.5	40.0%	1.3	0.9	44.4%
Net income attributable to Enhabit, Inc.	$20.1	$32.3	(37.8)%	$46.2	$60.2	(23.3)%

The following table sets forth our consolidated results as a percentage of Net service revenue, except Income tax expense, which is presented as a percentage of Income before income taxes and noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of service (excluding depreciation and amortization)	48.6%	45.3%	47.9%	45.7%
General and administrative expenses	38.1%	36.9%	37.4%	36.9%
Depreciation and amortization	3.1%	3.3%	3.1%	3.3%
Income tax expense	23.5%	24.1%	24.1%	23.8%
In the discussion that follows, we use “same-store” comparisons to explain the changes in certain performance metrics and line items within our financial statements. We calculate same-store comparisons based on home health and hospice locations open throughout both the full current period and the immediately prior period presented. These comparisons include the financial results of market consolidation transactions in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.
Net Service Revenue
Our Net service revenue decreased during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to lower volumes in both segments, the continued shift to more non-episodic patients in home health, and the partial resumption of sequestration. See additional discussion in the section titled “—Segment Results of Operations” section of this item.
Cost of Service (Excluding Depreciation and Amortization)
Cost of service increased in terms of dollars and as a percentage of Net service revenue during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to higher costs associated with labor, fleet, and mileage reimbursement. See additional discussion in “—Segment Results of Operations” section of this item.
General and Administrative Expenses
General and administrative expenses decreased during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to lower incentive compensation. As a percentage of revenue, our General and administrative expenses increased primarily due to the decrease in revenue discussed above. Our General and administrative expenses are expected to increase in the future as an independent, publicly-traded company.
Other Income
Other income for the three and six months ended June 30, 2021 included a $1.6 million gain related to our investment in a healthcare predictive data and analytics company. See Note 9, Related Party Transactions, to the accompanying condensed consolidated financial statements for additional information.
Income Tax Expense
Our Income tax expense decreased during the three and six months ended June 30, 2022 compared to the same period of 2021 primarily due to lower Income before income taxes and noncontrolling interest. We currently estimate our cash payments for income taxes to be approximately $20 million to $25 million, net of refunds, for 2022. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2022. See also Note 6, Income Taxes, to the accompanying condensed consolidated financial statements.
Relationships and Transactions with Related Parties
We are party to a client service and license agreement with a third party for which our former chief executive officer serves as executive chairman. For a description of these transactions as well as a description of our relationships and transactions with Encompass following the Separation, see Note 9, Related Party Transactions, to the accompanying condensed consolidated financial statements for additional information.

Segment Results of Operations
Our internal financial reporting and management structure is focused on the major types of services we provide. We manage our business using two operating segments which are also our reportable segments: (1) home health and (2) hospice. For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total Segment Adjusted EBITDA to Income before income taxes and noncontrolling interests, see Note 8, Segment Reporting, to the accompanying condensed consolidated financial statements and Note 14, Segment Reporting, to the consolidated financial statements included in the Form 10.
Home Health
Our home health segment derived its Net service revenue from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medicare	74.5%	78.5%	75.0%	78.9%
Medicare Advantage	16.8%	12.9%	16.0%	12.8%
Managed care	7.5%	6.8%	7.7%	6.5%
Medicaid	1.2%	1.6%	1.3%	1.6%
Other	—%	0.2%	—%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health segment’s operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net service revenue:
Episodic	$186.3	$201.3	(7.5)%	$378.0	$395.5	(4.4)%
Non-episodic	31.2	27.2	14.7%	61.6	49.4	24.7%
Other	2.7	3.8	(28.9)%	5.5	7.3	(24.7)%
Home health segment revenue	220.2	232.3	(5.2)%	445.1	452.2	(1.6)%
Cost of service (excluding depreciation and amortization)	108.8	106.6	2.1%	216.8	209.6	3.4%
Gross margin	111.4	125.7	(11.4)%	228.3	242.6	(5.9)%
General and administrative expenses	57.8	63.7	(9.3)%	116.5	124.4	(6.4)%
Other income	—	(1.6)	(100.0)%	—	(1.6)	(100.0)%
Equity earnings and noncontrolling interests	0.6	0.3	100.0%	1.1	0.5	120.0%
Home health segment Adjusted EBITDA	$53.0	$63.3	(16.3)%	$110.7	$119.3	(7.2)%

	(Actual Amounts)
Episodic:
Admissions	36,106	39,657	(9.0)%	75,077	79,872	(6.0)%
Recertifications	25,993	28,296	(8.1)%	51,801	56,379	(8.1)%
Completed episodes	62,691	67,839	(7.6)%	125,802	134,274	(6.3)%
Visits	941,768	1,057,344	(10.9)%	1,899,599	2,105,361	(9.8)%
Revenue per episode	$2,972	$2,967	0.2%	$3,005	$2,945	2.0%
Non-Episodic:
Admissions	13,293	10,941	21.5%	27,631	21,525	28.4%
Recertifications	6,447	5,498	17.3%	12,426	9,317	33.4%
Visits	275,679	240,006	14.9%	545,932	431,062	26.6%
Revenue per visit	$113	$113	—%	$113	$115	(1.7)%
Total:
Admissions	49,399	50,598	(2.4)%	102,708	101,397	1.3%
Recertifications	32,440	33,794	(4.0)%	64,227	65,696	(2.2)%
Starts of care (total admissions and recertifications)	81,839	84,392	(3.0)%	166,935	167,093	(0.1)%
Visits	1,217,447	1,297,350	(6.2)%	2,445,531	2,536,423	(3.6)%
Cost per visit	$88	$80	10.0%	$87	$81	7.4%
Expenses as a % of Net Service Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of service (excluding depreciation and amortization)	49.4%	45.9%	48.7%	46.4%
General and administrative expenses	26.2%	27.4%	26.2%	27.5%

Net Service Revenue
The decrease in home health Net service revenue during the three months ended June 30, 2022 compared to the same period of 2021 was due to a decline in total admissions, the continued shift to more non-episodic patients and the partial resumption of sequestration. Total admissions decreased during the three months ended June 30, 2022 compared to the same period of 2021 primarily due to a reduction in episodic admissions offset by continued growth in non-episodic admissions. Factors contributing to the decrease in volumes included capacity constraints resulting from increased usage of paid-days-off, referral challenges resulting from the impact of rebranding on electronic referral systems, and decreased admissions from acute care hospitals. Revenue per episode was generally flat during the three months ended June 30, 2022 compared to the same period of 2021 as the increase in Medicare reimbursement rates was offset by the partial resumption of sequestration, the timing of completed episodes and patient mix under the Patient Driven Groupings Model.
The decrease in home health Net service revenue during the six months ended June 30, 2022 compared to the same period of 2021 was due to the continued shift to more non-episodic patients and the partial resumption of sequestration. Total admissions increased during the six months ended June 30, 2022 compared to the same period of 2021 primarily due to increased non-episodic admissions and recertifications. The increase in revenue per episode during the six months ended June 30, 2022 compared to the same period of 2021 resulted from an increase in Medicare reimbursement rates partially offset by the partial resumption of sequestration and the timing of completed episodes.

Segment Adjusted EBITDA
The decrease in home health Segment Adjusted EBITDA during the three and six months ended June 30, 2022 compared to the same periods of 2021 resulted from lower revenue as discussed above and higher Cost of service. Cost of service increased for the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to higher costs related to labor, fleet and mileage reimbursement.
Hospice
Our hospice segment derived its Net service revenue from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Medicare	96.7%	97.8%	96.8%	98.1%
Managed care	2.9%	1.5%	2.6%	1.2%
Medicaid	0.4%	0.7%	0.6%	0.7%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our hospice segment’s operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Hospice segment revenue	$47.8	$53.8	(11.2)%	$97.2	$104.4	(6.9)%
Cost of service (excluding depreciation and amortization)	21.5	23.0	(6.5)%	43.2	44.6	(3.1)%
Gross margin	26.3	30.8	(14.6)%	54.0	59.8	(9.7)%
General and administrative expenses	15.5	16.3	(4.9)%	30.4	31.8	(4.4)%
Equity earnings and noncontrolling interests	0.1	—	N/A	0.2	—	N/A
Hospice Segment Adjusted EBITDA	$10.7	$14.5	(26.2)%	$23.4	$28.0	(16.4)%

	(Actual Amounts)
Total:
Admissions	2,835	3,298	(14.0)%	6,081	6,628	(8.3)%
Patient days	313,718	351,878	(10.8)%	633,552	686,278	(7.7)%
Average daily census	3,447	3,867	(10.9)%	3,500	3,792	(7.7)%
Revenue per patient day	$152	$153	(0.7)%	$153	$152	0.7%
Cost per patient day	$69	$65	6.2%	$68	$65	4.6%
Expenses as a % of Net Service Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of service (excluding depreciation and amortization)	45.0%	42.8%	44.4%	42.7%
General and administrative expenses	32.4%	30.3%	31.3%	30.5%
Net Service Revenue
The decrease in hospice Net service revenue during the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily was due to the decrease in average daily census and the partial resumption of sequestration. Admissions decreased during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to capacity constraints and staffing challenges leading to a decline in referrals. In addition, fewer patients began care relative to the discharge rate during the second quarter of 2022.
Segment Adjusted EBITDA
The decrease in hospice Segment Adjusted EBITDA during the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily due to lower revenue and higher cost of services related to labor, fleet, and mileage reimbursement. Cost per patient day increased for the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily due to higher costs related to labor, fleet, and mileage reimbursement and our use of Medalogix Muse for patient care planning.

Liquidity and Capital Resources
Our ability to fund our operations and capital needs depends upon our ability to generate operating cash flow and to access the capital markets. Our principal uses of cash are to fund our operations, working capital needs, repayment of borrowings, strategic business development transactions, and capital expenditures.
In June 2022, the Company entered into a credit agreement (the “Credit Agreement”) that consists of a $400 million term loan A facility (the “Term Loan A Facility”) and a $350 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan A Facility, the “Credit Facilities”). The Credit Facilities mature five years from the closing date thereof. Interest on the loans under the Credit Facilities is calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an applicable interest rate margin. Enhabit may voluntarily prepay outstanding loans under the Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The Term Loan A Facility contains customary mandatory prepayments, including with respect to proceeds from asset sales and from certain incurrences of indebtedness.
The Term Loan A Facility amortizes by an amount per annum equal to 5.0% of the outstanding principal amount thereon as of the closing date, payable in equal quarterly installments, with the balance being payable on the date that is five years after the closing of the Term Loan A Facility. The Revolving Credit Facility provides the ability to borrow and obtain letters of credit, which will be subject to a $75 million sublimit in amounts available to be drawn at any time prior to the date that is five years after the closing of the Revolving Credit Facility. The obligations under the Credit Facilities will be guaranteed by our existing and future wholly-owned domestic material subsidiaries, subject to certain exceptions. Borrowings under the Credit Facilities will be secured by first priority liens on substantially all the assets of Enhabit and the guarantors, subject to certain exceptions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default customary for secured financings of this type, including limitations with respect to liens, fundamental changes, indebtedness, restricted payments, investments and affiliate transactions, in each case, subject to a number of important exceptions and qualifications. In addition, the Credit Facilities will obligate us to maintain certain total maximum total net leverage ratios and a minimum interest coverage ratio.
On June 30, 2022, we drew the full $400 million of the Term Loan A Facility and $170 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. As of June 30, 2022, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 3.9%. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements.
For additional information, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements.
Current Liquidity
As of June 30, 2022 and December 31, 2021, we had $50.2 million and $5.4 million, respectively, in Cash and cash equivalents. These amounts exclude $3.5 million and $2.6 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which we participate where our external partner requested, and we agreed, that the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and Restricted Cash, to the consolidated financial statements included in the Form 10.
In addition to Cash and cash equivalents, as of June 30, 2022, we had approximately $180 million available to us under the Revolving Credit Facility. The Credit Agreement governs our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in the Credit Agreement as the ratio of consolidated total debt (less up to $200 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under the Credit Agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in the Credit Agreement as the ratio of Adjusted EBITDA to cash interest paid or required to be paid for the trailing four quarters.

Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2022 and 2021 (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$75.0	$93.6
Net cash used in investing activities	(3.5)	(98.3)
Net cash (used in) provided by financing activities	(25.8)	4.4
Increase (decrease) in cash, cash equivalents, and restricted cash	$45.7	$(0.3)
Operating activities. The decrease in Net cash provided by operating activities during the six months ended June 30, 2022 compared to 2021 primarily resulted from a decrease in Net income and payroll taxes deferred under the CARES Act in 2021 partially offset by a decrease in accounts receivable resulting from the phase-out of the Request for Anticipated Payments in 2021.
Investing activities. The decrease in Net cash used in investing activities during the six months ended June 30, 2022 compared to 2021 primarily resulted from the Frontier acquisition in June 2021 as described in Note 2, Business Combinations, to the consolidated financial statements included in the Form 10.
Financing activities. The increase in Net cash (used in) provided by financing activities during the six months ended June 30, 2022 compared to 2021 primarily resulted from the debt distribution to Encompass offset by debt borrowings and lower contributions from Encompass. For additional information, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements.
Contractual Obligations
Our consolidated contractual obligations as of June 30, 2022 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations(a)	$397.7	$20.0	$377.7
Revolving credit facility	170.0	—	170.0
Interest on long-term debt (b)	104.2	22.4	81.8
Finance lease obligations(c)	6.4	3.6	2.8
Operating lease obligations(d)	46.6	14.3	32.3
Purchase obligations(e)	8.1	7.4	0.7
Total	$733.0	$67.7	$665.3
(a)Included in long-term debt are amounts owed on other notes payable. These borrowings are further explained in Note 4, Long-term Debt, accompanying the condensed consolidated financial statements.
(b)Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2022. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees that would be included in interest expense in our condensed consolidated statements of operations.
(c)We lease automobiles for our clinicians under finance leases. Amounts include interest portion of future minimum finance lease payments.
(d)Our home health and hospice segments lease: (1) relatively small office spaces in the localities they serve, (2) space for their corporate office, and (3) equipment in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 6, Leases, to the consolidated financial statements included in the Form 10.
(e)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support. Purchase obligations are not recognized in our consolidated balance sheet.

Our capital expenditures include costs associated with capital projects, technology initiatives, and equipment upgrades and purchases. During the six months ended June 30, 2022, we made capital expenditures of $5.0 million for property and equipment and capitalized software. During 2022, we expect to spend approximately $5 million to $10 million for capital expenditures and $50 million to $100 million for acquisitions. Actual amounts spent will be dependent upon the timing of projects and acquisition opportunities.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in the Credit Agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing its liquidity because it is the key component of certain material covenants contained within the Credit Agreement, which is discussed in more detail in Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements. These covenants are material terms of the Credit Agreement. Noncompliance with these financial covenants under the Credit Agreement—its interest coverage ratio and its leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from its lenders, which would have some cost to us, and such relief might be on terms less favorable to those in our existing Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of its liquidity.
In general terms, the Credit Agreement definition of Adjusted EBITDA, therein referred to as “Adjusted Consolidated EBITDA,” allows us to add back to consolidated net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated net income (1) share-based compensation expense and (2) any “run rate” cost savings, operating expense reductions and synergies related to any acquisitions, dispositions and other specified transactions, restructurings, cost savings initiatives and other initiatives that are reasonably quantifiable not in excess of 25% of Adjusted Consolidated EBITDA. We also subtract from consolidated net income all unusual or nonrecurring items to the extent they increase consolidated net income.
Adjusted EBITDA is not a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the Form 10.

Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$20.8	$32.8	$47.5	$61.1
Income tax expense	6.4	10.4	15.1	19.1
Interest expense and amortization of debt discounts and fees	0.1	—	0.1	0.1
Depreciation and amortization	8.2	9.4	16.7	18.5
Gain on disposal of assets	(0.4)	(0.4)	(0.5)	(0.5)
Stock-based compensation	1.2	1.2	2.5	1.8
Stock-based compensation included in overhead allocation	0.6	0.9	1.1	1.1
Net income attributable to noncontrolling interest	(0.7)	(0.5)	(1.3)	(0.9)
Transaction costs	4.1	4.0	6.1	4.7
Adjusted EBITDA	$40.3	$57.8	$87.3	$105.0
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$33.6	$73.2	$75.0	$93.6
Interest expense and amortization of debt discounts and fees	0.1	—	0.1	0.1
Equity in net income of nonconsolidated affiliates	—	0.2	—	0.4
Net income attributable to noncontrolling interests in continuing operations	(0.7)	(0.5)	(1.3)	(0.9)
Distributions from nonconsolidated affiliates	—	(0.1)	—	(0.2)
Current portion of income tax expense	7.6	10.1	16.5	18.2
Change in assets and liabilities	(5.0)	(31.6)	(10.3)	(13.6)
Transaction costs	4.1	4.0	6.1	4.7
Stock-based compensation included in overhead allocation	0.6	0.9	1.1	1.1
Other	—	1.6	0.1	1.6
Adjusted EBITDA	$40.3	$57.8	$87.3	$105.0
For additional information, see “—Results of Operations” and “—Segment Results of Operations” sections of this item.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2022, our primary variable rate debt outstanding related to $170.0 million in advances under our revolving credit facility and $400.0 million under our term loan A facility. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $5.7 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $5.7 million over the next 12 months.
See Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements for additional information regarding our long-term debt.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
During the quarter ended June 30, 2022, Enhabit relied on certain material processes and internal controls over financial reporting performed by Encompass Health Corporation.
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We provide services in the highly regulated healthcare industry. In the ordinary course of our business, we are a party to various legal actions, proceedings, and claims as well as regulatory and other governmental audits and investigations. These matters could potentially subject us to sanctions, damages, recoupments, fines, and other penalties. Some of these matters have been material to us in the past, and others in the future may, either individually or in the aggregate, be material and adverse to our business, financial position, results of operations, and liquidity. We do not believe any of our pending legal proceedings are material to us, but there can be no assurance our assessment will not change based on future developments.
Additionally, the False Claims Act (the “FCA”) allows private citizens, called ‘‘relators,’’ to institute civil proceedings on behalf of the United States alleging violations of the FCA. These lawsuits, also known as ‘‘qui tam’’ actions, are common in the healthcare industry and can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to the relators who successfully prosecute or bring these suits to the government. It is possible that qui tam lawsuits have been filed against us, which suits remain under seal, or that we are unaware of such filings or precluded by existing law or court order from discussing or disclosing the filing of such suits. Therefore, from time to time, we may be party to one or more undisclosed qui tam cases brought pursuant to the FCA.
On October 26, 2021, we filed suit in the district court of Dallas County, Texas against April K. Anthony, the former chief executive officer of our business, for breach of her contractual noncompete, nonsolicitation, and nondisclosure obligations to us and for trade secret misappropriation. Ms. Anthony’s senior management agreement, dated October 7, 2019, provided, among other things, that she shall not (i) directly or indirectly engage in the provision of home health or hospice services in any state in which we are operating for a period one year following her departure, (ii) directly or indirectly induce or attempt to induce any of our employees to leave our employ or in any way interfere with the relationship between us and any employee for a period of two years following her departure, or (iii) disclose to any unauthorized person or directly or indirectly use for her own account any information, observations and data concerning our business and affairs. Ms. Anthony resigned from her position with us on June 18, 2021. In September 2021, we learned of evidence that Ms. Anthony during her tenure with us had engaged in, and was continuing to engage in, solicitation of our employees to join a competing home health and hospice venture. In this suit, we sought injunctions from the court ordering Ms. Anthony to comply with her senior management agreement, including its noncompete, nonsolicitation, and nondisclosure covenants, and to cease and desist all activities in furtherance of violations of those covenants. On June 17, 2022, the court ruled in our favor that Ms. Anthony breached her noncompete and nonsolicitation obligations to us and ordered her to comply with those obligations for the respective remaining terms. In its Findings of Fact and Conclusions of Law, the court found that, among other things, Ms. Anthony committed deliberate violations of her noncompete and nonsolicitation obligations by running a direct competitor during and after her employment with us, undertook extensive and elaborate attempts to conceal her violations, and acted in concert with the private equity firms Nautic Partners LLC and The Vistria Group LP to launch a competing venture under the name Homecare Holdings.
Item 1A. Risk Factors
Except for the updates, set forth below, there have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, in the Form 10.
Reductions or changes in reimbursement from government or third-party payors could adversely affect our
Net service revenue and other operating results.
On June 17, 2022, CMS released its notice of proposed rulemaking for calendar year 2023 for home health agencies under the home health prospective payment system (the “2023 Proposed HH Rule”). The 2023 Proposed HH Rule would, among other changes, implement a net 2.9% market basket increase (market basket update of 3.3% reduced by 0.4% for a productivity adjustment) and a 5% cap on wage index decreases, update the case-mix weights and fixed-dollar loss ratio for outlier payments, and update the low utilization payment adjustment thresholds. The 2023 Proposed HH Rule would also implement a permanent negative behavioral adjustment of 7.69% to the calendar year 2023 base payment rate. CMS is also soliciting comments on the application of an approximately $2 billion temporary payment adjustment related to overpayments from calendar year 2020 and calendar year 2021. Based on our preliminary analysis, which utilizes our year-to-date patient mix as of August 4, 2022, we believe the 2023 Proposed HH Rule would result in a net decrease to our Medicare payment rates of approximately 4.0% effective for claim dates on or after January 1, 2023.

On July 27, 2022, the CMS released its notice of final rulemaking for calendar year 2023 for hospice agencies under the hospice prospective payment system (the “2023 Final Hospice Rule”). In addition to other changes, the 2023 Final Hospice Rule implements a net 3.8% market basket increase (market basket update of 4.1% reduced by 0.3% for a productivity adjustment). The 2023 Final Hospice Rule also implements a permanent, budget neutral approach to smooth year-to-year changes in the hospice wage index. Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over a six-month period ended June 30, 2022, our specific geographic coverage area, and other factors, we believe the 2023 Final Hospice Rule will result in a net increase to our Medicare payment rates of approximately 3.9% effective for services provided beginning October 1, 2022.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

2.2
Transition Services Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

2.3
Tax Matters Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.3 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

2.4
Employee Matters Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.4 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.1.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Enhabit, Inc. (incorporated by reference to Exhibit 3.1.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.1.2	Amended and Restated Certificate of Incorporation of Enhabit, Inc. (incorporated by reference to Exhibit 3.1.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.2	Amended and Restated Bylaws of Enhabit, Inc. (incorporated by reference to Exhibit 3.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

10.1	Enhabit, Inc. 2022 Omnibus Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

10.2	Enhabit, Inc. Change in Control Benefits Plan (incorporated by reference to Exhibit 10.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

10.3	Enhabit, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

10.4
Credit Agreement, dated as of June 1, 2022, by and among Enhabit, Inc., Wells Fargo Bank, N.A., as administrative agent, collateral agent and swingline lender, and various other lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).

10.5	Form of Restrictive Covenants Agreement (incorporated by reference to Exhibit 10.5 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).

10.6
Form Enhabit, Inc. Restricted Stock Unit Agreement (Enhabit, Inc. 2022 Omnibus Performance Incentive Plan) (incorporated by reference to Exhibit 10.6 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).

10.7
Form of Enhabit, Inc. Employee Restricted Stock Award Agreement (Enhabit, Inc. 2022 Omnibus Performance Incentive Plan) (incorporated by reference to Exhibit 10.7 to Enhabit Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the Enhabit, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENHABIT, INC.

By:	/s/ CRISSY B. CARLISLE
Crissy B. Carlisle
Chief Financial Officer

Date:	August 12, 2022