Form 10-Q
period 2022-09-30
Enhabit, Inc.
filed 2022-11-14
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 49,618,402 shares of common stock as of November 9, 2022.

i

NOTE TO READERS
As used in this report, the terms “Enhabit,” “we,” “us,” “our,” and the “Company” refer to Enhabit, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, our ability to execute on our strategic plans, regulatory and other developments impacting the markets for our services, changes in reimbursement rates, general economic conditions, our ability to attract and retain key management personnel and healthcare professionals, potential disruptions or breaches of our or our vendors’ information systems, the outcome of litigation, our ability to successfully complete and integrate de novo developments, acquisitions, investments, and joint ventures, and our ability to control costs, particularly labor and employee benefit costs. Our Form 10 Registration Statement dated June 14, 2022 and subsequent quarterly reports on Form 10-Q, each of which can be found on the Company’s website at http://investors.ehab.com, discuss other risks and factors that could cause actual results to differ materially from those expressed or implied by any forward-looking statement in this report.

ii

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Millions, Except Per Share Data)
Net service revenue	$265.7	$273.9	$808.0	$830.5
Cost of service (excluding depreciation and amortization)	132.3	131.2	392.3	385.4
Gross margin	133.4	142.7	415.7	445.1
General and administrative expenses	107.5	104.2	310.4	309.8
Depreciation and amortization	8.0	9.4	24.7	27.9
Operating income	17.9	29.1	80.6	107.4
Interest expense and amortization of debt discounts and fees	6.2	0.1	6.3	0.2
Equity in net income of nonconsolidated affiliates	—	(0.1)	—	(0.5)
Other income	—	—	—	(1.6)
Income before income taxes and noncontrolling interests	11.7	29.1	74.3	109.3
Income tax expense	2.8	7.1	17.9	26.2
Net income	8.9	22.0	56.4	83.1
Less: Net income attributable to noncontrolling interests	0.3	0.4	1.6	1.3
Net income attributable to Enhabit, Inc.	$8.6	$21.6	$54.8	$81.8

Weighted average common shares outstanding:
Basic	49.6	49.6	49.6	49.6
Diluted	49.7	49.6	49.7	49.6

Earnings per common share:
Basic earnings per share attributable to Enhabit, Inc. common stockholders	$0.17	$0.44	$1.10	$1.65
Diluted earnings per share attributable to Enhabit, Inc. common stockholders	$0.17	$0.44	$1.10	$1.65
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$44.1	$5.4
Restricted cash	3.8	2.6
Accounts receivable	148.8	164.5
Income tax receivable	7.9	—
Prepaid expenses and other current assets	21.1	6.3
Total current assets	225.7	178.8
Property and equipment, net	21.2	20.4
Operating lease right-of-use assets	41.6	48.4
Goodwill	1,217.7	1,189.0
Intangible assets, net	105.6	259.1
Other long-term assets	11.1	24.3
Total assets(1)	$1,622.9	$1,720.0

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$23.4	$5.0
Current operating lease liabilities	13.9	14.9
Accounts payable	3.4	3.5
Accrued payroll	63.2	66.4
Refunds due patients and other third-party payors	8.0	9.4
Income tax payable	—	4.2
Accrued medical insurance	5.7	8.3
Other current liabilities	32.7	24.8
Total current liabilities	150.3	136.5
Long-term debt, net of current portion	545.2	3.5
Long-term operating lease liabilities	27.8	33.5
Deferred income tax liabilities	30.6	63.2
	753.9	236.7
Commitments and contingencies
Redeemable noncontrolling interests	5.2	5.0
Stockholders’ equity:
Enhabit, Inc. stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 49,618,402 as of September 30, 2022 and 49,618,402 as of December 31, 2021	0.5	0.5
Capital in excess of par value	404.7	1,094.1
Retained earnings	430.2	375.4
Total Enhabit, Inc. stockholders’ equity	835.4	1,470.0
Noncontrolling interests	28.4	8.3
Total stockholders’ equity	863.8	1,478.3
Total liabilities(1) and stockholders’ equity	$1,622.9	$1,720.0
(1)Our consolidated assets as of September 30, 2022 and December 31, 2021 include total assets of variable interest entities of $20.2 million and $18.2 million, respectively, that cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of September 30, 2022 and December 31, 2021 include total liabilities of the variable interest entities of $0.7 million and $0.4 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2022
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Noncontrolling Interests	Total
	(In Millions)
Balance at beginning of period	49.6	$0.5	$400.2	$421.6	$28.4	$850.7
Net income	—	—	—	8.6	0.3	8.9
Distributions declared	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	4.5	—	—	4.5
Balance at end of period	49.6	$0.5	$404.7	$430.2	$28.4	$863.8

	Three Months Ended September 30, 2021
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Noncontrolling Interests	Total
	(In Millions)
Balance at beginning of period	49.6	$0.5	$1,129.4	$324.5	$7.9	$1,462.3
Net income	—	—	—	21.6	0.4	22.0
Capital contributions	—	—	8.7	—	—	8.7
Capital distributions	—	—	(19.6)	—	—	(19.6)
Distributions declared	—	—	—	—	(0.4)	(0.4)
Balance at end of period	49.6	$0.5	$1,118.5	$346.1	$7.9	$1,473.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited)

	Nine Months Ended September 30, 2022
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Noncontrolling Interests	Total
	(In Millions)
Balance at beginning of period	49.6	$0.5	$1,094.1	$375.4	$8.3	$1,478.3
Net income	—	—	—	54.8	1.6	56.4
Capital contributions	—	—	62.3	—	—	62.3
Capital distributions (See Note 5)	—	—	(759.1)	—	—	(759.1)
Distributions declared	—	—	—	—	(0.9)	(0.9)
Saint Alphonsus acquisition	—	—	—	—	15.9	15.9
Contributions from noncontrolling interests of consolidated affiliates	—	—	2.9	—	3.5	6.4
Stock-based compensation	—	—	4.5	—	—	4.5
Balance at end of period	49.6	$0.5	$404.7	$430.2	$28.4	$863.8

	Nine Months Ended September 30, 2021
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Noncontrolling Interests	Total
	(In Millions)
Balance at beginning of period	49.6	$0.5	$1,118.3	$264.3	$6.7	$1,389.8
Net income	—	—	—	81.8	1.3	83.1
Capital contributions	—	—	94.3	—	—	94.3
Capital distributions	—	—	(94.1)	—	—	(94.1)
Distributions declared	—	—	—	—	(1.1)	(1.1)
Acquisition of Frontier Home Health and Hospice	—	—	—	—	1.0	1.0
Balance at end of period	49.6	$0.5	$1,118.5	$346.1	$7.9	$1,473.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In Millions)
Cash flows from operating activities:
Net income	$56.4	$83.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	24.7	27.9
Amortization of debt related costs	0.3	—
Stock-based compensation	7.1	2.1
Deferred tax (benefit) expense	(2.5)	0.8
Other, net	—	(2.6)
Changes in assets and liabilities, net of acquisitions—
Accounts receivable	16.4	(25.7)
Prepaid expenses and other assets	(22.5)	(0.2)
Accounts payable	(0.2)	(0.9)
Accrued payroll	(3.3)	14.0
Other liabilities	(0.4)	1.7
Net cash provided by operating activities	76.0	100.2
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(97.7)
Purchases of property and equipment	(5.3)	(3.9)
Other, net	1.2	1.9
Net cash used in investing activities	(4.1)	(99.7)
Cash flows from financing activities:
Principal borrowings on term loan	400.0	—
Principal payments on debt	(5.4)	—
Borrowings on revolving credit facility	170.0	—
Principal payments under finance lease obligations	(3.6)	(5.6)
Contributions from Encompass	59.8	91.8
Distributions to Encompass	(654.9)	(93.7)
Contributions from noncontrolling interests of consolidated affiliates	7.4	—
Other	(5.3)	(1.6)
Net cash used in financing activities	(32.0)	(9.1)
Increase (decrease) in cash, cash equivalents, and restricted cash	39.9	(8.6)
Cash, cash equivalents, and restricted cash at beginning of year	8.0	40.0
Cash, cash equivalents, and restricted cash at end of year	$47.9	$31.4

Supplemental schedule of noncash activities:
Property and equipment additions through finance leases	2.9	4.0
Operating lease additions	5.9	17.6
Trade name transfer to Encompass (including deferred tax liability)	(104.2)	—
Supplemental cash flow information:
Cash paid for income taxes	11.8	26.7
Cash paid for interest	6.0	0.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Summary of Significant Accounting Policies:
Organization and Description of Business—
Enhabit, Inc. (“Enhabit,” “we,” “us,” “our,” and the “Company”), incorporated in Delaware in 2014, provides a comprehensive range of Medicare-certified skilled home health and hospice services in 34 states, with a concentration in the southern half of the United States. We manage our operations and disclose financial information using two reportable segments: (1) home health and (2) hospice. See Note 9, Segment Reporting. Prior to July 1, 2022, the Company operated as a reporting segment of Encompass Health Corporation (“Encompass”).
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
The Separation was completed pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”) and other agreements with Encompass related to the Separation, including, but not limited to, a tax matters agreement (the “Tax Matters Agreement”), an employee matters agreement (the “Employee Matters Agreement”), and a transition services agreement (the “Transition Services Agreement” or “TSA”). Following the Separation, certain functions continue to be provided by Encompass under the TSA or are being performed using the Company’s own resources or third-party providers. The Company incurred certain costs in its establishment as an independent, publicly-traded company and expects to incur ongoing additional costs associated with operating as an independent, publicly-traded company.
In anticipation of the Distribution, we transferred the “Encompass” trade name with a book value of $135.2 million and the related deferred tax liabilities with a book value of $31.0 million to Encompass as they will continue to operate under the Encompass brand.
All share and earnings per share information has been retroactively adjusted for all periods presented to reflect the Distribution.
See also Note 5, Long-term Debt.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In our opinion, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the financial position, results of operations, and cash flows for each interim period presented.
Prior to July 1, 2022, we existed and functioned as part of the consolidated business of Encompass. The results related to the periods prior to July 1, 2022 that are included within the accompanying unaudited condensed consolidated financial statements have been derived from the consolidated financial statements and accounting records of Encompass as if the Company had operated on a stand-alone basis during the periods presented and were prepared utilizing the legal entity approach, in accordance with GAAP, and pursuant to the rules and regulations of the SEC. Prior to July 1, 2022, the Company was reported as a single reportable segment within Encompass’s reportable segments and did not operate as a stand-alone company. Accordingly, Encompass historically reported the financial position and the related results of operations, cash flows and changes in equity of the Company as a component of Encompass’s condensed consolidated financial statements.
The unaudited condensed consolidated financial statements include an allocation of expenses related to certain Encompass corporate functions as discussed in Note 10, Related Party Transactions for periods prior to July 1, 2022. The unaudited condensed consolidated financial statements also include revenues and expenses directly attributable to the Company and assets and liabilities specifically attributable to the Company. Encompass’s third-party debt and related interest expense have not been attributed to the Company because the Company is not the primary legal obligor of the debt and the borrowings are not specifically identifiable to the Company. However, subsequent to April 23, 2020, the Company was a guarantor for Encompass’s credit agreement and senior debt. In connection with the Distribution, the Company was released from its guarantee of Encompass’s indebtedness. The Company maintains its own cash management system and does not participate in a centralized cash management arrangement with Encompass.
The income tax amounts in these unaudited condensed consolidated financial statements have been calculated based on a separate return methodology and are presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate. In addition to various separate state and local income tax filings, we joined with Encompass in various U.S. federal, state and local consolidated income tax filings prior to the Separation. See Note 7, Income Taxes, for information related to our Tax Sharing Agreement with Encompass. The unaudited condensed consolidated financial statements include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control, and, when applicable, entities in which we have a controlling financial interest.
We use the equity method to account for our investments in entities we do not control, but for which we have the ability to exercise significant influence over operating and financial policies. Consolidated Net income attributable to Enhabit, Inc. includes our share of the net earnings of these entities.
We eliminate all intercompany accounts and transactions within the Company from our financial results. Transactions between the Company and Encompass have been included in these condensed consolidated financial statements. The transfers with Encompass that are not expected to be settled in cash, are reflected in stockholders’ equity on the condensed consolidated balance sheets and within Capital in Excess of Par Value on the condensed consolidated statements of stockholders’ equity. Within the condensed consolidated statements of cash flows, these transfers are treated as an operating, financing or noncash activity determined by the nature of the transaction. Transactions between the Company and Encompass are considered related party transactions. Refer to Note 10, Related Party Transactions, for more information.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net Service Revenue—
Our Net service revenue disaggregated by payor source and segment are as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Medicare	$159.1	$172.7	$47.3	$51.6	$206.4	$224.3
Medicare Advantage	38.5	28.6	—	—	38.5	28.6
Managed care	15.2	16.1	1.7	0.9	16.9	17.0
Medicaid	3.3	3.4	0.4	0.3	3.7	3.7
Other	0.2	0.3	—	—	0.2	0.3
Total	$216.3	$221.1	$49.4	$52.8	$265.7	$273.9

	Home Health		Hospice		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Medicare	$492.5	$529.2	$141.4	$154.0	$633.9	$683.2
Medicare Advantage	110.3	86.5	—	—	110.3	86.5
Managed care	49.2	45.6	4.3	2.2	53.5	47.8
Medicaid	8.9	10.7	0.9	1.0	9.8	11.7
Other	0.5	1.3	—	—	0.5	1.3
Total	$661.4	$673.3	$146.6	$157.2	$808.0	$830.5
For a discussion of our significant accounting policies, including our policy related to Net service revenue, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10.
Earnings Per Common Share —
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2022 and 2021 (in millions). A total of 0.2 million options to purchase Enhabit’s shares, 0.5 million shares of restricted stock and 0.2 million performance units were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2022 because their effects were anti-dilutive. There were no diluted or anti-dilutive shares for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding
Basic	49.6	49.6	49.6	49.6
Dilutive effect of restricted stock, restricted stock units and performance units	0.1	—	0.1	—
Diluted weighted average common shares outstanding	49.7	49.6	49.7	49.6

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements —
We do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.
2.Business Combinations:
On January 1, 2022, we acquired a 50% equity interest from Frontier Home Health and Hospice, LLC in a joint venture with Saint Alphonsus Health System (“Saint Alphonsus”) which operates home health and hospice locations in Boise, Idaho. The total purchase price was $15.9 million and was funded on December 31, 2021. This acquisition was made to expand our footprint in this geographic area. This transaction was not material to our financial position, results of operations, or cash flows.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of the acquired locations from the date of acquisition. Assets acquired, liabilities assumed, and noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: an income approach using primarily discounted cash flow techniques for the noncompete and license intangible assets; and an income approach utilizing the relief-from-royalty method for the trade name intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. All goodwill recorded reflects our expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends. At least $14.4 million of the goodwill recorded as a result of this transaction is deductible for federal income tax purposes.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Information regarding the cash paid for the acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value of assets acquired	$—	$—	$3.9	$11.9
Goodwill	—	—	28.7	92.4
Fair value of liabilities assumed	—	—	(0.8)	(2.0)
Fair value of noncontrolling interest owned by joint venture partner	—	—	(15.9)	(3.9)
Cash paid for acquisition(1)	$—	$—	$15.9	$98.4
(1)     As discussed above, the $15.9 million was paid on December 31, 2021; therefore, this amount is not included in the consolidated statement of cash flows for the nine months ended September 30, 2022.
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisition from its respective date of acquisition included in our condensed consolidated statements of income and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2021 (in millions):

	Net Service Revenue	Net (Loss) Income Attributable to Enhabit
Acquired entities only: Actual from acquisition date to September 30, 2022	$4.0	$(0.3)
Combined entity: Supplemental pro forma from 07/01/2022-09/30/2022	265.7	8.6
Combined entity: Supplemental pro forma from 07/01/2021-09/30/2021	275.8	21.7
Combined entity: Supplemental pro forma from 01/01/2022-09/30/2022	808.0	54.8
Combined entity: Supplemental pro forma from 01/01/2021-09/30/2021	836.7	82.1

The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of our 2021 period. For information regarding acquisitions completed in 2021, see Note 2, Business Combinations, to the consolidated financial statements included in the Form 10.
We acquired four Caring Hearts Hospice locations in Texas on October 1, 2022, and we acquired one Unity Hospice location in Arizona on November 1, 2022. The aggregate total purchase price of these acquisitions was approximately $18 million. The initial accounting for these acquisitions is not yet complete.
3.Variable Interest Entities (“VIEs”):
As of September 30, 2022 and December 31, 2021, we consolidated two limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities are 60% and 90% as of September 30, 2022. Through partnership and management agreements with or governing these entities, we manage these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of the VIEs and an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit us from using the assets of the VIEs to satisfy the obligations of other entities.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	September 30, 2022	December 31, 2021
Assets
Current assets:
Restricted cash	$3.7	$1.7
Accounts receivable	2.8	2.8
Total current assets	6.5	4.5
Operating lease right-of-use assets	0.2	0.1
Goodwill	12.4	12.3
Intangible assets, net	1.1	1.3
Total assets	$20.2	$18.2
Liabilities
Current liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.4	0.3
Other current liabilities	0.2	—
Total current liabilities	0.7	0.4
Total liabilities	$0.7	$0.4
4.Goodwill and Other Intangible Assets:
We are required to test our goodwill and indefinite-lived intangible assets for impairment as least annually, absent any triggering events that would accelerate an impairment assessment. Absent any triggering events, we perform this testing as of October 1st of each year.
During the three months ended September 30, 2022, we identified potential impairment triggering events, including the impact of ongoing reimbursement and labor pressures, the Federal Reserve further increasing the risk-free interest rate and a decline in our stock price, and determined a quantitative analysis of our two reporting units should be performed. We estimated the fair value of our reporting units using the income approach and market approach. Based on the results of the quantitative analysis, no adjustments to the carrying value of goodwill for each of the reporting units were necessary during the three months ended September 30, 2022.
As of September 30, 2022, the fair value of our home health reporting unit exceeded its carrying value by less than 5%. The home health reporting unit has an allocated goodwill balance of $0.9 billion.The assumptions used in the quantitative analysis incorporate a number of significant estimates and judgments, including the discount rate, revenue and gross margin forecast, timing of acquisitions and de novo openings and long-term growth rate. While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, rising interest rates and labor costs and delays in our ability to complete acquisitions and de novo openings, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2022	December 31, 2021
Credit Agreement—
Advances under revolving credit facility	$170.0	$—
Term loan A facility	392.9	—
Other notes payable	—	2.0
Finance lease obligations	5.7	6.5
	568.6	8.5
Less: Current portion	(23.4)	(5.0)
Long-term debt, net of current portion	$545.2	$3.5
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Amount
October 1 through December 31, 2022	$6.0
2023	22.9
2024	21.4
2025	20.3
2026	20.0
2027	480.0
2028 and thereafter	—
Gross maturities	570.6
Less unamortized debt issuance costs	(2.0)
Total	$568.6
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
The Term Loan A Facility amortizes by an amount per annum equal to 5.0% of the outstanding principal amount thereon as of the closing date, payable in equal quarterly installments, with the balance being payable on the date that is five years after the closing of the Term Loan A Facility. The Revolving Credit Facility provides us with the ability to borrow and obtain letters of credit, which will be subject to a $75 million sublimit in amounts available to be drawn at any time prior to the date that is five years after the closing of the Revolving Credit Facility. The obligations under the Credit Facilities will be guaranteed by our existing and future wholly-owned domestic material subsidiaries, subject to certain exceptions. Borrowings under the Credit Facilities will be secured by first priority liens on substantially all the assets of Enhabit and the guarantors, subject to certain exceptions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default customary for secured financings of this type, including limitations with respect to liens, fundamental changes, indebtedness, restricted payments, investments and affiliate transactions, in each case, subject to a number of important exceptions and qualifications. In addition, the Credit Facilities

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

will obligate us to maintain certain maximum total net leverage ratios and a minimum interest coverage ratio. As of September 30, 2022, we were in compliance with the financial covenants under the Credit Facilities.
On June 30, 2022, we drew the full $400 million of the Term Loan A Facility and $170 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. As of September 30, 2022, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 4.9%. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies.
On October 20, 2022, we entered into an interest rate swap. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%.
The carrying amounts and estimated fair values for our long-term debt are presented in the following table (in millions):

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$170.0	$170.0	$—	$—
Term loan A facility	392.9	366.7	—	—
Other notes payable	—	—	2.0	2.0
Finance lease obligations	5.7	5.7	6.5	6.5
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements” to the consolidated financial statements included in the Form 10.
6.Stock-Based Payments:
Prior to July 1, 2022, the Company’s employees and board of directors participated in Encompass’s various stock-based plans, which are described in the consolidated financial statements included in the Form 10. On July 1, 2022, all unvested Encompass restricted stock awards (“RSA”), performance units and stock options to purchase shares issued to our employees were canceled and replaced with restricted stock and options to purchase shares issued under the Enhabit 2022 Omnibus Performance Incentive Plan (the “2022 Plan”). This represented a modification (the “Modification”) of outstanding stock-based compensation awards. See further discussion of the 2022 Plan in the Form 10.
Prior to the Separation, Encompass issued a total of 128,000 RSAs to members of our management team. Approximately 47,000 of these awards contain only a service condition, while the remainder contain both a service and a performance condition. Additionally, Encompass granted approximately 22,000 stock options to a member of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 10, Stock-Based Payments, to the consolidated financial statements included in the Form 10.
As a result of the Modification, all outstanding stock-based compensation of Encompass stock awarded to Enhabit employees were converted to Enhabit stock using a conversion rate that retained the fair value of the awards immediately prior to the Modification.

All performance based RSAs were measured immediately prior to the Modification and the number of shares to be issued upon vesting was determined and these awards were converted to restricted stock awards of Enhabit that vest based upon a service condition. All service based RSAs were converted to restricted stock awards of Enhabit that vest based upon a service condition. The outstanding options to purchase shares of Encompass stock were converted to options to purchase shares of Enhabit stock. There was no additional compensation cost as a result of the Modification.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended September 30, 2022, Enhabit issued a total of 273,000 RSAs to members of our management team. All of these awards contain only a service condition. Additionally, Enhabit issued a total of 110,000 restricted stock units (“RSU”) to members of our board of directors. The fair value of these awards was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 10, Stock-Based Payments, to the consolidated financial statements included in the Form 10.
Included in the allocation of expenses related to certain Encompass functions are stock compensation expenses resulting from RSAs, RSUs and stock options totaling $0.0 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Total unrecognized compensation cost for unvested stock-based compensation is $15.1 million and the weighted average remaining vesting period is 2.4 years as of September 30, 2022.

7.Income Taxes:
Our Income tax expense of $2.8 million and $7.1 million for the three months ended September 30, 2022 and 2021, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Income tax expense of $17.9 million and $26.2 million for the nine months ended September 30, 2022 and 2021, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the ‘‘CARES Act’’), which includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the three and nine months ended September 30, 2022 and 2021, although it has impacted the timing of cash payments for taxes. Deferred payments of social security taxes totaled $14.9 million as of September 30, 2022 and December 31, 2021, all of which is included in Accrued payroll in the condensed consolidated balance sheets.
Prior to July 1, 2022, the Company joined Encompass in the filing of various consolidated federal, state and local income tax returns and was a party to an income tax allocation agreement (the “Tax Sharing Agreement”). Under the Tax Sharing Agreement, the Company paid to or received from Encompass the amount, if any, by which the Encompass’s income tax liability was affected by virtue of inclusion of the Company in the consolidated income tax returns of Encompass. Effectively, that arrangement resulted in the Company’s annual income tax provision being computed, with adjustments, as if the Company filed separate consolidated income tax returns.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.Contingencies and Other Commitments:
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
We recorded $8.0 million for claims made against the Company that are probable of loss and reasonably estimable as liabilities within Other current liabilities in the condensed consolidated balance sheet as of September 30, 2022. We also recorded $8.0 million related to such claims that are recoverable based on the Company’s insurance policies within Other current assets on the condensed consolidated balance sheet as of September 30, 2022.
9.Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by the Company. We manage our operations using two operating segments that are also our reportable segments: (1) home health and (2) hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources.The following is a brief description of our reportable segments:
•Home Health - Our home health operations represent the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of Medicare revenues. We operate home health agencies in 34 states, with a concentration in the southern half of the United States. As of September 30, 2022, the Company operates 250 home health agencies. We are the sole owner of 239 of these locations. We retain 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice - Our hospice operations represent the nation’s twelfth largest provider of Medicare-certified hospice services in terms of Medicare revenues. We operate hospice agencies in 22 states, with a concentration in the southern half of the United States. As of September 30, 2022, the Company operates 100 hospice agencies. We are the sole owner of 96 of these locations. We retain 50.0% to 90.0% ownership in the remaining four jointly owned locations. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Selected financial information for our reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Net service revenue	$216.3	$221.1	$49.4	$52.8
Cost of service (excluding depreciation and amortization)	109.6	107.6	22.7	23.6
Gross margin	106.7	113.5	26.7	29.2
General and administrative expenses	61.9	62.0	17.3	16.1
Other income	—	—	—	—
Equity in net income of nonconsolidated affiliates	—	(0.1)	—	—
Noncontrolling interests	0.2	0.4	0.1	—
Segment Adjusted EBITDA	$44.6	$51.2	$9.3	$13.1

	Home Health		Hospice
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net service revenue	$661.4	$673.3	$146.6	$157.2
Cost of service (excluding depreciation and amortization)	326.4	317.2	65.8	68.2
Gross margin	335.0	356.1	80.8	89.0
General and administrative expenses	178.4	186.4	47.7	47.9
Other income	—	(1.6)	—	—
Equity in net income of nonconsolidated affiliates	—	(0.5)	—	—
Noncontrolling interests	1.3	1.3	0.3	—
Segment Adjusted EBITDA	$155.3	$170.5	$32.8	$41.1

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment reconciliations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Segment Adjusted EBITDA	$53.9	$64.3	$188.1	$211.6
Non-segment general and administrative expenses	(23.8)	(25.8)	(77.2)	(73.4)
Depreciation and amortization	(8.0)	(9.4)	(24.7)	(27.9)
Interest expense and amortization of debt discounts and fees	(6.2)	(0.1)	(6.3)	(0.2)
Net income attributable to noncontrolling interests	0.3	0.4	1.6	1.3
Stock-based compensation expense	(4.5)	(0.3)	(7.1)	(2.1)
Other	—	—	(0.1)	—
Income before income taxes and noncontrolling interests	$11.7	$29.1	$74.3	$109.3
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Home Health:
Episodic	$181.8	$192.6	$559.8	$588.1
Non-Episodic	31.5	25.2	93.1	74.6
Other	3.0	3.3	8.5	10.6
Total home health	216.3	221.1	661.4	673.3
Hospice	49.4	52.8	146.6	157.2
Total net service revenue	$265.7	$273.9	$808.0	$830.5
10.Related Party Transactions:
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
Allocation of Corporate Expenses
Encompass provided the Company with certain services, including, but not limited to, executive oversight, treasury, legal, accounting, human resources, tax, internal audit, financial reporting, information technology and investor relations. Some of these services continue to be provided by Encompass to the Company on a temporary basis under the Transition Services Agreement. Our condensed consolidated financial statements through September 30, 2022 include an allocation of these costs for the period prior to July 1, 2022. When specific identification is not practicable, a proportional cost method is used, primarily based on revenue and headcount. These cost allocations reasonably reflect these services and the benefits derived for the periods presented. These allocations may not be indicative of the actual expenses that would have been

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

incurred as an independent, publicly-traded company. In addition, the Company’s employees have historically participated in Encompass’s various stock-based plans as discussed in Note 6, Stock-Based Payments.
The allocations of services from Encompass to the Company and stock-based compensation are reflected in General and administrative expenses in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Transaction services agreement	$1.1	$—	$1.1	$—
Overhead allocation	—	3.9	7.7	12.3
Stock-based compensation	—	0.3	2.5	2.1
For information related to our Tax Sharing Agreement with Encompass, see Note 7, Income Taxes.
Software Services
The Company is party to a client service and license agreement (the “HCHB Agreement”) with Homecare Homebase, LLC (“HCHB”) for a home health and hospice care management software product that includes multiple modules for collecting, storing, retrieving and disseminating patient health and health-related information by and on behalf of home health and hospice agencies, point of care staff, physicians, patients and patient family members via hand-held mobile computing devices and desktop computers linked with a website hosted by HCHB. The Company’s former chief executive officer along with others created this software product and eventually sold it to HCHB. This individual serves as HCHB’s executive chairman. As of June 19, 2021, this individual no longer serves as our chief executive officer or in any other role in the Company.
Pursuant to the HCHB Agreement, we pay fees to HCHB based on, among other things, the software modules in use, the training programs, and the number of licensed users. Total HCHB expenses of $1.5 million and $4.5 million are included in General and administrative expenses in the condensed consolidated statements of income for the three and nine months ended September 30, 2021, respectively.
Data Analytics Investment
During 2019, we made a $2.0 million investment in Medalogix, LLC, a healthcare predictive data and analytics company (“Medalogix”); this investment is accounted for under the measurement alternative for investments. In April 2021, Medalogix entered in an agreement whereby TVG Logic Holdings, LLC (“TVG”) acquired a majority of the issued and outstanding membership interests of Medalogix for cash. The transaction closed in May 2021. As a result of the transaction, the Company received $2.0 million of cash and a minority equity investment in TVG and recorded a $1.6 million gain as part of Other income during the nine months ended September 30, 2021. During the three months ended September 30, 2022 and 2021, we incurred costs of approximately $1.1 million and $0.9 million, respectively, and during the nine months ended September 30, 2022 and 2021, we incurred costs of approximately $3.4 million and $2.5 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of service (excluding depreciation and amortization) and General and administrative expenses in the condensed consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our consolidated financial statements and related notes included under Part I, Item 1, Financial Statements (Unaudited), of this report. Among other things, those historical financial statements include more detailed information regarding the basis of presentation for the financial data included in the following discussion. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, as described under the section titled “—Cautionary Note Regarding Forward-Looking Statements”
Overview
We are a leading national home health and hospice provider working to expand what’s possible for patient care in the home. Our team of clinicians supports patients and their families where they are most comfortable, with a nationwide footprint spanning 250 home health locations and 100 hospice locations across 34 states. Our operations are principally managed on a services basis and include two operating segments for financial reporting purposes: (1) home health and (2) hospice. For additional information about our business and reportable segments, see the sections titled “Business” and “Risk Factors” in the Form 10 and Note 9, Segment Reporting, to the accompanying condensed consolidated financial statements, and “—Segment Results of Operations” section of this item.
Results of Operations Overview
Our segment and consolidated Net service revenue is provided in the table below.

	Three Months Ended September 30,
	2022	%	2021	%
	(In Millions, Except Percentage Change)
Home health segment net service revenue	$216.3	81.4%	$221.1	80.7%
Hospice segment net service revenue	49.4	18.6%	52.8	19.3%
Consolidated net service revenue	$265.7	100.0%	$273.9	100.0%

	Nine Months Ended September 30,
	2022	%	2021	%
	(In Millions, Except Percentage Change)
Home health segment net service revenue	$661.4	81.9%	$673.3	81.1%
Hospice segment net service revenue	146.6	18.1%	157.2	18.9%
Consolidated net service revenue	$808.0	100.0%	$830.5	100.0%
Our Net service revenue decreased during the three and nine months ended September 30, 2022 compared to the same periods of 2021 due to the resumption of sequestration, the continued shift to more non-episodic patients in home health and lower patient volumes in hospice. See “—Segment Results of Operations” section of this item for additional information.
Separation from Encompass
Prior to July 1, 2022, the Company operated as a reporting segment of Encompass Health Corporation (“Encompass”). On July 1, 2022, Encompass completed the previously announced separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”) as of the close of business on June 24, 2022 (the “Record Date”). The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022. The Distribution was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the

Distribution, Enhabit is now an independent public company, and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”).
In connection with the Separation, we entered into several agreements with Encompass that govern the relationship of the parties following the Distribution, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, and an Employee Matters Agreement. See “—Liquidity and Capital Resources” for additional information.
Acquisition and Expansion Activities
On January 1, 2022, we acquired a 50% equity interest from Frontier Home Health and Hospice, LLC in a joint venture with Saint Alphonsus Health System which operates home health and hospice locations in Boise, Idaho. The total purchase price of this acquisition was $15.9 million and was funded on December 31, 2021.
We acquired four Caring Hearts Hospice locations in Texas on October 1, 2022, and we acquired one Unity Hospice location in Arizona on November 1, 2022. The aggregate total purchase price of these acquisitions was approximately $18 million.
We have also continued our expansion efforts in 2022 by opening de novo hospice locations in Williamsburg, Virginia (January 2022), Marble Falls, Texas (March 2022), and Temple, Texas (May 2022).

For additional information about our acquisition-related activities, see Note 2, Business Combinations, to the accompanying condensed consolidated financial statements and Note 2, Business Combinations, to the consolidated financial statements in our Form 10.

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
On October 31, 2022, the Centers for Medicare & Medicaid Services (“CMS”) released its notice of final rulemaking for calendar year 2023 for home health agencies under the home health prospective payment system (the “2023 HH Rule”). The 2023 HH Rule will, among other changes, implement a net 4.0% market basket increase (market basket update of 4.1% reduced by 0.1% for a productivity adjustment) and a 5% cap on wage index decreases, update the case-mix weights and fixed-dollar loss ratio for outlier payments, and update the low utilization payment adjustment thresholds. The 2023 HH Rule will also implement a permanent negative behavioral adjustment of 7.85% to the calendar year 2023 base payment rate, which is being phased in at 3.925% for 2023. Based on our preliminary analysis, which utilizes our year-to-date patient mix as of November 4, 2022, we believe the net aggregate impact of the 2023 HH Rule will result in a net increase to our Medicare payment rates of 0.8% effective for claim dates on or after January 1, 2023.
A group of lawmakers have introduced a bill, The Preserving Access to Home Health Act, that if enacted would immediately prevent CMS from implementing the proposed permanent and temporary adjustments to the home health base payment rate prior to 2026. This would allow more time for the industry to work with CMS to refine its proposed approach to determining budget neutrality in home health.
On July 27, 2022, CMS released its notice of final rulemaking for calendar year 2023 for hospice agencies under the hospice prospective payment system (the “2023 Hospice Rule”). In addition to other changes, the 2023 Hospice Rule implements a net 3.8% market basket increase (market basket update of 4.1% reduced by 0.3% for a productivity adjustment). The 2023 Hospice Rule also implements a permanent, budget neutral approach to smooth year-to-year changes in the hospice wage index. Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over a six-month period ended June 30, 2022, our specific geographic coverage area, and other factors, we believe the 2023 Hospice Rule will result in a net increase to our Medicare payment rates of approximately 3.9% effective for services provided beginning October 1, 2022.

In response to the public health emergency associated with the pandemic, Congress and CMS adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which suspended sequestration, an automatic 2% reduction of Medicare program payments for all healthcare providers, for the period of May 1 through December 31, 2020. The sequestration suspension was extended a number of times. Sequestration resumed as of April 1, 2022, but was only a 1% payment reduction through June 30, 2022. On July 1, 2022, the full 2% Medicare payment reduction resumed. During the nine months ended September 30, 2022, the sequestration suspension provided additional revenues of approximately $7 million.
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
We expect the United States’ aging population will continue to increase long-term demand for the services we provide, which we believe will help us grow our home health and hospice volumes. While we treat patients of all ages, most of our patients are 65 and older, and, due to the increasingly aging United States population, the number of Medicare eligibles is expected to continue to grow approximately 3% per year. More specifically, the average age of our home health patients is approximately 77, and the population group ranging in ages from 75 to 79 is expected to grow at a compound annual growth rate of 5% through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, home-based services. In addition, we believe the growing percentage of seniors experiencing chronic conditions will result in higher utilization of home health services in the future as patients require more care to support these conditions.
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
Recruiting and Retaining High-Quality Personnel.. See “Risk Factors” in the Form 10 for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel, including management, for our home health and hospice agencies remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of home health and hospice services. Additionally, our operations have been affected and may in the future be affected by staffing shortages, due to shortages of qualified personnel and where employees must self-quarantine due to exposure to COVID-19 or where employees are unavailable due to a lack of childcare or care for elderly family.
Our Separation from Encompass. As a result of our separation from Encompass, certain items may impact the comparability of the historical results presented below with our future performance. Specifically, we will incur additional expenses as a result of being an independent, publicly-traded company including public reporting obligations, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, and SEC and Financial Industry Regulatory Authority filing fees and offering expenses.
Goodwill and Other Intangible Assets. We are required to test our goodwill and indefinite-lived intangible assets for impairment as least annually, absent any triggering events that would accelerate an impairment assessment. Absent any triggering events, we perform this testing as of October 1st of each year.

During the three months ended September 30, 2022, we identified potential impairment triggering events, including the impact of ongoing reimbursement and labor pressures, the Federal Reserve further increasing the risk-free interest rate and a decline in our stock price, and determined a quantitative analysis of our two reporting units should be performed. We estimated the fair value of our reporting units using the income approach and market approach. Based on the results of the quantitative analysis, no adjustments to the carrying value of goodwill for each of the reporting units were necessary during the three months ended September 30, 2022.
As of September 30, 2022, the fair value of our home health reporting unit exceeded its carrying value by less than 5%. The home health reporting unit has an allocated goodwill balance of $0.9 billion.The assumptions used in the quantitative analysis incorporate a number of significant estimates and judgments, including the discount rate, revenue and gross margin forecast, timing of acquisitions and de novo openings and long-term growth rate. While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, rising interest rates and labor costs and delays in our ability to complete acquisitions and de novo openings, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods.
Results of Operations
Payor Mix
We derived consolidated Net service revenue from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medicare	77.6%	81.9%	78.4%	82.2%
Medicare Advantage	14.5%	10.4%	13.7%	10.4%
Managed care	6.4%	6.2%	6.6%	5.8%
Medicaid	1.4%	1.4%	1.2%	1.4%
Other	0.1%	0.1%	0.1%	0.2%
Total	100.0%	100.0%	100.0%	100.0%
The decline in Medicare reimbursements as a percentage of our Net service revenue and corresponding increase in Medicare Advantage reimbursements was primarily driven by continued national enrollment increases in Medicare Advantage Plans by Medicare beneficiaries in our home health segment. We expect these trends in enrollment in Medicare Advantage Plans to continue and result in further decreases in Medicare revenue as a percentage of our Net service revenue in future periods. For additional discussion of our payor mix by segment, see “—Segment Results of Operations”.

Our Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net service revenue	$265.7	$273.9	(3.0)%	$808.0	$830.5	(2.7)%
Cost of service (excluding depreciation and amortization)	132.3	131.2	0.8%	392.3	385.4	1.8%
Gross margin	133.4	142.7	(6.5)%	415.7	445.1	(6.6)%
General and administrative expenses	107.5	104.2	3.2%	310.4	309.8	0.2%
Depreciation and amortization	8.0	9.4	(14.9)%	24.7	27.9	(11.5)%
Operating income	17.9	29.1	(38.5)%	80.6	107.4	(25.0)%
Interest expense and amortization of debt discounts and fees	6.2	0.1	6100.0%	6.3	0.2	3050.0%
Equity in net income of nonconsolidated affiliates	—	(0.1)	(100.0)%	—	(0.5)	(100.0)%
Other income	—	—	—%	—	(1.6)	(100.0)%
Income before income taxes and noncontrolling interests	11.7	29.1	(59.8)%	74.3	109.3	(32.0)%
Income tax expense	2.8	7.1	(60.6)%	17.9	26.2	(31.7)%
Net income	8.9	22.0	(59.5)%	56.4	83.1	(32.1)%
Less: Net income attributable to noncontrolling interests	0.3	0.4	(25.0)%	1.6	1.3	23.1%
Net income attributable to Enhabit, Inc.	$8.6	$21.6	(60.2)%	$54.8	$81.8	(33.0)%
The following table sets forth our consolidated results as a percentage of Net service revenue, except Income tax expense, which is presented as a percentage of Income before income taxes and noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of service (excluding depreciation and amortization)	49.8%	47.9%	48.6%	46.4%
General and administrative expenses	40.5%	38.0%	38.4%	37.3%
Depreciation and amortization	3.0%	3.4%	3.1%	3.4%
Income tax expense	23.9%	24.4%	24.1%	24.0%
Net Service Revenue
Our Net service revenue decreased during the three and nine months ended September 30, 2022 compared to the same periods of 2021 due to the resumption of sequestration, the continued shift to more non-episodic patients in home health and lower volumes in hospice. See additional discussion in the section titled “—Segment Results of Operations”.
Cost of Service (Excluding Depreciation and Amortization)
Cost of service increased in terms of dollars and as a percentage of Net service revenue during the three and nine months ended September 30, 2022 compared to the same periods of 2021 primarily due to higher costs related to labor, and fleet and mileage reimbursement. See additional discussion in “—Segment Results of Operations”.

General and Administrative Expenses
General and administrative expenses increased during the three and nine months ended September 30, 2022 compared to the same periods of 2021 primarily due to incremental costs associated with being a stand-alone company. As a percentage of revenue, our General and administrative expenses increased primarily due to the decrease in revenue discussed above. Our General and administrative expenses are expected to increase in the future as an independent, publicly-traded company.
Other Income
Other income for the nine months ended September 30, 2021 included a $1.6 million gain related to our investment in a healthcare predictive data and analytics company. See Note 10, Related Party Transactions, to the accompanying condensed consolidated financial statements for additional information.
Interest Expense and Amortization of Debt Discount and Fees
Interest expense and amortization of debt discount and fees increased for the three and nine months ended September 30, 2022 compared to the same periods of 2021 primarily due to interest expense related to borrowings under our new Credit Facilities. See additional discussion in “—Liquidity and Capital Resources”.
Income Tax Expense
Our Income tax expense decreased during the three and nine months ended September 30, 2022 compared to the same period of 2021 primarily due to lower Income before income taxes and noncontrolling interests. We currently estimate our cash payments for income taxes to be approximately $11 million to $13 million, net of refunds, for 2022. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2022. See also Note 7, Income Taxes, to the accompanying condensed consolidated financial statements.
Relationships and Transactions with Related Parties
We are party to a client service and license agreement with a third party for which our former chief executive officer serves as executive chairman. For a description of these transactions as well as a description of our relationships and transactions with Encompass following the Separation, see Note 10, Related Party Transactions, to the accompanying condensed consolidated financial statements for additional information.
Segment Results of Operations
Our internal financial reporting and management structure is focused on the major types of services we provide. We manage our business using two operating segments which are also our reportable segments: (1) home health and (2) hospice. For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total Segment Adjusted EBITDA to Income before income taxes and noncontrolling interests, see Note 9, Segment Reporting, to the accompanying condensed consolidated financial statements and Note 14, Segment Reporting, to the consolidated financial statements included in the Form 10.
Home Health
Our home health segment derived its Net service revenue from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medicare	73.6%	78.2%	74.5%	78.6%
Medicare Advantage	17.8%	12.9%	16.7%	12.8%
Managed care	7.0%	7.3%	7.4%	6.8%
Medicaid	1.5%	1.5%	1.4%	1.6%
Other	0.1%	0.1%	—%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health segment’s operating results is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net service revenue:
Episodic	$181.8	$192.6	(5.6)%	$559.8	$588.1	(4.8)%
Non-episodic	31.5	25.2	25.0%	93.1	74.6	24.8%
Other	3.0	3.3	(9.1)%	8.5	10.6	(19.8)%
Home health segment revenue	216.3	221.1	(2.2)%	661.4	673.3	(1.8)%
Cost of service (excluding depreciation and amortization)	109.6	107.6	1.9%	326.4	317.2	2.9%
Gross margin	106.7	113.5	(6.0)%	335.0	356.1	(5.9)%
General and administrative expenses	61.9	62.0	(0.2)%	178.4	186.4	(4.3)%
Other income	—	—	—%	—	(1.6)	(100.0)%
Equity earnings and noncontrolling interests	0.2	0.3	(33.3)%	1.3	0.8	62.5%
Home health segment Adjusted EBITDA	$44.6	$51.2	(12.9)%	$155.3	$170.5	(8.9)%

	(Actual Amounts)
Episodic:
Admissions	35,487	37,577	(5.6)%	110,564	117,449	(5.9)%
Recertifications	25,821	27,742	(6.9)%	77,622	84,121	(7.7)%
Completed episodes	60,396	66,065	(8.6)%	186,198	200,339	(7.1)%
Visits	902,720	993,110	(9.1)%	2,802,319	3,098,471	(9.6)%
Revenue per episode	$3,009	$2,916	3.2%	$3,006	$2,936	2.4%
Non-Episodic:
Admissions	14,252	10,835	31.5%	41,883	32,360	29.4%
Recertifications	6,541	5,200	25.8%	18,967	14,517	30.7%
Visits	272,282	220,260	23.6%	818,214	651,322	25.6%
Revenue per visit	$116	$114	1.8%	$114	$115	(0.9)%
Total:
Admissions	49,739	48,412	2.7%	152,447	149,809	1.8%
Recertifications	32,362	32,942	(1.8)%	96,589	98,638	(2.1)%
Starts of care (total admissions and recertifications)	82,101	81,354	0.9%	249,036	248,447	0.2%
Visits	1,175,002	1,213,370	(3.2)%	3,620,533	3,749,793	(3.4)%
Cost per visit	$92	$87	5.7%	$89	$83	7.2%
Expenses as a % of Net Service Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of service (excluding depreciation and amortization)	50.7%	48.7%	49.3%	47.1%
General and administrative expenses	28.6%	28.0%	27.0%	27.7%

Net Service Revenue
The decrease in home health Net service revenue during the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily due to the resumption of sequestration and the continued shift to more non-episodic patients. Total admissions increased during the three months ended September 30, 2022 compared to the same period of 2021 primarily due to growth in non-episodic admissions. Revenue per episode increased during the three months ended September 30, 2022 compared to the same periods of 2021 primarily due to an increase in Medicare reimbursement rates, the timing of completed episodes and patient mix under the Patient Driven Groupings Model offset by the resumption of sequestration. Revenue per episode increased during the nine months ended September 30, 2022 compared to the same periods of 2021 primarily due to an increase in Medicare reimbursement rates and patient mix under the Patient Driven Groupings Model offset by the resumption of sequestration.
Segment Adjusted EBITDA
The decrease in home health Segment Adjusted EBITDA during the three and nine months ended September 30, 2022 compared to the same periods of 2021primarily resulted from lower revenue as discussed above and higher Cost of service. Cost of service increased for the three and nine months ended September 30, 2022 compared to the same periods of 2021 primarily due to higher costs related to labor,fleet and mileage reimbursement and workers’ compensation.
Hospice
Our hospice segment derived its Net service revenue from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Medicare	95.7%	97.7%	96.5%	98.0%
Managed care	3.5%	1.7%	2.9%	1.4%
Medicaid	0.8%	0.6%	0.6%	0.6%
Total	100.0%	100.0%	100.0%	100.0%
Additional information regarding our hospice segment’s operating results is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
	(In Millions, Except Percentage Change)
Hospice segment revenue	$49.4	$52.8	(6.4)%	$146.6	$157.2	(6.7)%
Cost of service (excluding depreciation and amortization)	22.7	23.6	(3.8)%	65.8	68.2	(3.5)%
Gross margin	26.7	29.2	(8.6)%	80.8	89.0	(9.2)%
General and administrative expenses	17.3	16.1	7.5%	47.7	47.9	(0.4)%
Equity earnings and noncontrolling interests	0.1	—	N/A	0.3	—	N/A
Hospice Segment Adjusted EBITDA	$9.3	$13.1	(29.0)%	$32.8	$41.1	(20.2)%

	(Actual Amounts)
Total:
Admissions	2,982	3,262	(8.6)%	9,063	9,890	(8.4)%
Patient days	320,732	352,691	(9.1)%	954,284	1,038,969	(8.2)%
Average daily census	3,486	3,834	(9.1)%	3,496	3,806	(8.1)%
Revenue per patient day	$154	$150	2.7%	$154	$151	2.0%
Cost per patient day	$71	$67	6.0%	$69	$66	4.5%

Expenses as a % of Net Service Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of service (excluding depreciation and amortization)	46.0%	44.7%	44.9%	43.4%
General and administrative expenses	35.0%	30.5%	32.5%	30.5%
Net Service Revenue
The decrease in hospice Net service revenue during the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily due to lower volumes and the resumption of sequestration. Admissions decreased during the three and nine months ended September 30, 2022 compared to the same periods of 2021 primarily due to capacity constraints and staffing challenges leading to a decline in referrals early in the year.
Segment Adjusted EBITDA
The decrease in hospice Segment Adjusted EBITDA during the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily due to lower revenue and higher cost of service related to labor (including increased use of contract labor), fleet, and mileage reimbursement.
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
On June 30, 2022, we drew the full $400 million of the Term Loan A Facility and $170 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. As of September 30, 2022, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility

had an interest rate of 4.9%. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements.
For additional information regarding our debt and interest rate swap, see Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements and Item 3, Quantitative and Qualitative Disclosures about Market Risk.
Current Liquidity
Our liquidity needs include working capital requirements, funding capital expenditures, including acquisitions, and servicing our debt.
As of September 30, 2022 and December 31, 2021, we had $44.1 million and $5.4 million, respectively, in Cash and cash equivalents. These amounts exclude $3.8 million and $2.6 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which we participate where our external partner requested, and we agreed, that the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and Restricted Cash, to the consolidated financial statements included in the Form 10.
In addition to Cash and cash equivalents as of September 30, 2022, we had approximately $180 million available to us under the Revolving Credit Facility. The Credit Agreement governs our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in the Credit Agreement as the ratio of consolidated total debt (less up to $200 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under the Credit Agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in the Credit Agreement as the ratio of Adjusted EBITDA to cash interest paid or required to be paid for the trailing four quarters.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$76.0	$100.2
Net cash used in investing activities	(4.1)	(99.7)
Net cash used in financing activities	(32.0)	(9.1)
Increase (decrease) in cash, cash equivalents, and restricted cash	$39.9	$(8.6)
Operating activities. The decrease in Net cash provided by operating activities during the nine months ended September 30, 2022 compared to 2021 primarily resulted from a decrease in Net income and payroll taxes deferred under the CARES Act in 2021 partially offset by a decrease in accounts receivable resulting from the phase-out of the Request for Anticipated Payments in 2021.
Investing activities. The decrease in Net cash used in investing activities during the nine months ended September 30, 2022 compared to 2021 primarily resulted from the Frontier acquisition in June 2021 as described in Note 2, Business Combinations, to the consolidated financial statements included in the Form 10.
Financing activities. The increase in Net cash used in financing activities during the nine months ended September 30, 2022 compared to 2021 primarily resulted from the debt distribution to Encompass offset by debt borrowings and lower contributions from Encompass. For additional information, see Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements.

Contractual Obligations
Our consolidated contractual obligations as of September 30, 2022 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations(a)	$392.9	$20.0	$372.9
Revolving credit facility	170.0	—	170.0
Interest on long-term debt (b)	122.8	27.7	95.1
Finance lease obligations(c)	5.9	3.3	2.6
Operating lease obligations(d)	44.9	13.9	31.0
Purchase obligations(e)	6.4	5.7	0.7
Total	$742.9	$70.6	$672.3
(a)Included in long-term debt are amounts owed on other notes payable. These borrowings are further explained in Note 5, Long-term Debt, accompanying the condensed consolidated financial statements.
(b)Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2022. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees that would be included in interest expense in our condensed consolidated statements of operations.
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
Our capital expenditures include costs associated with capital projects, technology initiatives, and equipment upgrades and purchases. During the nine months ended September 30, 2022, we made capital expenditures of $5.8 million for property and equipment and capitalized software. During 2022, we expect to spend approximately $5 million to $8 million for capital expenditures and $50 million to $100 million for acquisitions. Actual amounts spent will be dependent upon the timing of projects and acquisition opportunities.
Adjusted EBITDA
Management believes Adjusted EBITDA, a non-GAAP measure, as defined in the Credit Agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within the Credit Agreement, which is discussed in more detail in Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements. These covenants are material terms of the Credit Agreement. Noncompliance with these financial covenants under the Credit Agreement—its interest coverage ratio and its leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to those in our existing Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
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
Our Adjusted EBITDA was as follows (in millions):
Reconciliation of Net income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$8.9	$22.0	$56.4	$83.1
Income tax expense	2.8	7.1	17.9	26.2
Interest expense and amortization of debt discounts and fees	6.2	0.1	6.3	0.2
Depreciation and amortization	8.0	9.4	24.7	27.9
Loss (gain) on disposal of assets	0.7	(0.1)	0.1	(0.4)
Stock-based compensation	4.5	0.3	7.1	2.1
Stock-based compensation included in overhead allocation	—	0.5	1.1	1.6
Net income attributable to noncontrolling interest	(0.3)	(0.4)	(1.6)	(1.3)
Transaction costs	0.9	4.1	7.0	8.8
Adjusted EBITDA	$31.7	$43.0	$119.0	$148.2

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$1.0	$6.6	$76.0	$100.2
Interest expense and amortization of debt discounts and fees	6.2	0.1	6.3	0.2
Equity in net income of nonconsolidated affiliates	—	0.1	—	0.5
Net income attributable to noncontrolling interests in continuing operations	(0.3)	(0.4)	(1.6)	(1.3)
Distributions from nonconsolidated affiliates	—	—	—	(0.2)
Current portion of income tax expense	3.9	7.2	20.4	25.4
Change in assets and liabilities	20.3	24.7	10.0	11.1
Transaction costs	0.9	4.1	7.0	8.8
Stock-based compensation included in overhead allocation	—	0.5	1.1	1.6
Other	(0.3)	0.1	(0.2)	1.9
Adjusted EBITDA	$31.7	$43.0	$119.0	$148.2
For additional information, see “—Results of Operations” and “—Segment Results of Operations” sections of this item.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of September 30, 2022, our primary variable rate debt outstanding related to $170.0 million in advances under our Revolving Credit Facility and $395.0 million under our Term Loan A Facility. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of $5.7 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $5.7 million over the next 12 months.
On October 20, 2022, we entered into an interest rate swap. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%.

See Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements for additional information regarding our long-term debt.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On January 13, 2022, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand (“CID”) to Encompass Health Corporation in connection with an investigation into unfair methods of competition by companies providing home health aide or personal care aide services. Following responses to the CID by Encompass Health Corporation and Enhabit, Inc. as successor to Encompass Health Corporation’s home health and hospice business, on October 6, 2022, the FTC informed Encompass Health Corporation that no further response to the CID would be required.

Item 1A. Risk Factors
Except for the updates, set forth below, there have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, in the Form 10.
Reductions or changes in reimbursement from government or third-party payors could adversely affect our
Net service revenue and other operating results.
On October 31, 2022, CMS released its final rulemaking for calendar year 2023 for home health agencies under the home health prospective payment system (the “2023 HH Rule”). The long-term implications of the 2023 HH Rule and CMS’s approach to rate adjustments remain a challenge to home health businesses like the Company. If CMS continues to implement its current methodology for determining prospective reimbursement rates in 2023 and beyond, or if CMS pursues more aggressive adjustments in reimbursement rates, it could have a material adverse effect on our Net service revenue and other operating results. For additional information, see Item 2, Management’s Discussion and Analysis.
Item 5. Other Information
On November 9, 2022, the Company amended its Amended and Restated Bylaws, effective as of that date (as amended, the “Amended and Restated Bylaws”), to provide that, to be timely, any stockholder nominations for director candidates and proposals for other business to be considered at the Company’s 2023 annual meeting of stockholders must be received by the Company’s Secretary at the Company’s principal executive offices at 6688 N. Central Expressway, Suite 1300, Dallas,Texas 75206 of the Company not earlier than November 21, 2022 and not later than December 20, 2022.
The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
In addition to satisfying the requirements under our Amended and Restated Bylaws, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act, which notice must be postmarked or transmitted electronically to us at our principal executive offices by the later of 60 calendar days prior to the Company’s 2023 annual meeting or the 10th calendar day following the day on which public announcement of the date of the Company’s 2023 annual meeting is first made.

Any proposals that stockholders wish to have included in the Company’s proxy statement and form of proxy for the 2023 annual meeting of stockholders pursuant to Rule 14a-8 of the Exchange Act must comply with the requirements of Rule 14a-8.
The 2023 annual meeting of stockholders will be the Company’s first annual meeting as a public company and the Company will announce the date of this meeting in its forthcoming public disclosures.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.1	Amended and Restated Certificate of Incorporation of Enhabit, Inc. (incorporated by reference to Exhibit 3.1.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.2†	Amended and Restated Bylaws of Enhabit, Inc.

10.1†*	Separation and Release Agreement between Advanced Homecare Management, Inc. d/b/a Enhabit Home Health & Hospice and Chad Knight, dated September 28, 2022.

31.1†	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENHABIT, INC.

By:	/s/ CRISSY B. CARLISLE
Crissy B. Carlisle
Chief Financial Officer

Date:	November 14, 2022