Form 10-K
period 2022-12-31
Enhabit, Inc.
filed 2023-04-14
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission file number 001-41406

Enhabit, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	47-2409192
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification number)

6688 N. Central Expressway Suite 1300	75206
Dallas, TX	(Zip code)
(Address of principal executive offices)
214-239-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EHAB	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the New York Stock Exchange on July 1, 2022. The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2022 was $1.1 billion (based on the last reported sale price on the New York Stock Exchange as of such date).
The registrant had outstanding 50,089,328 shares of common stock as of April 11, 2023.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement for its 2023 Annual Meeting of stockholders are incorporated by reference into Part III.

i

NOTE TO READERS
As used in this report, the terms “Enhabit,” “we,” “us,” “our,” and the “Company” refer to Enhabit, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) contains historical information, as well as forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, our ability to execute on our strategic plans, regulatory and other developments impacting the markets for our services, changes in reimbursement rates, general economic conditions, our ability to attract and retain key management personnel and healthcare professionals, potential disruptions or breaches of our or our vendors’ information systems, the outcome of litigation, our ability to successfully complete and integrate de novo developments, acquisitions, investments, and joint ventures, and our ability to control costs, particularly labor and employee benefit costs and such other factors as discussed throughout Part I, Item 1A, “Risk Factors,” of this Annual Report.

ii

Part I.
Item 1. Business.
Our Business
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. Over that time, we have grown to become the fourth-largest provider of home health services and a leading provider of hospice services nationally, measured by 2020 Medicare revenues. As of December 31, 2022, our footprint comprised 252 home health and 105 hospice locations across 34 states.
Our scale and density in targeted markets, our disciplined operating model emphasizing the use of technology, our clinical expertise, and our award-winning culture are key factors to our success. These competitive advantages enable us to outperform many of our competitors in both clinical quality and efficiencies, while positioning us as an attractive partner to health systems, payors, and other risk-bearing entities.
Our continued growth is underpinned by strong industry tailwinds, including an aging U.S. population, an increased focus on shifting care to lower-cost settings, and patients’ preference for home-based care. In 2019, there were 54.1 million people age 65 or older in the U.S. (compared to 39.6 million in 2009). The population of people age 65 or older in the U.S. is projected to reach 80.8 million by 2040 and 94.7 million by 2060. All but a small minority of this population live in non-institutional settings. This population is growing and is one of the fastest growing demographics in the country, creating a greater need for cost-effective in-home solutions. Furthermore, as of 2018, 70% of those over 65 had multiple chronic conditions and faced a higher incidence of chronic conditions than those under 65. Patients with multiple chronic conditions accounted for 94% of total Medicare spending and were associated with 99% of hospital readmissions. Home-based care is well-positioned to help manage these conditions in the aging population. Home-based care is also significantly more affordable than other care settings. We believe these trends, coupled with our competitive advantages, strongly position us for the future.
We operate our business in two segments: home health and hospice. Our home health agencies provide a comprehensive range of Medicare-certified skilled home health services, including skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. Our patients are typically older adults with chronic conditions and significant functional limitations who require more than ten current medications. Our home health business benefits from a diversity of referral sources, with patients arriving from acute care hospitals, inpatient rehabilitation facilities, surgery centers, assisted living facilities, and skilled nursing facilities, as well as community physicians. We work closely with patients, families, caregivers, and physicians to deliver data-driven, evidence-based care plans focused on patient needs and goals. For the year ended December 31, 2022 our home health segment had 202,495 patient admissions and generated $877.1 million in Net service revenue, or 81.9% of Enhabit’s total Net service revenue.
Our hospice agencies provide high-quality hospice services to terminally ill patients and their families. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the symptoms of the disease, rather than treating the disease itself. Our dedicated team of professionals works together to manage symptoms so that a patient’s remaining time may be spent with dignity and in relative comfort, surrounded by their loved ones, typically in their own home. For the year ended December 31, 2022 our hospice segment had an average daily census of 3,519 patients and generated $194.0 million in Net service revenue, or 18.1% of Enhabit total Net service revenue.
We drive operating efficiency by leveraging our market density as our volumes increase, which also enables our clinicians to spend less time on the road and more time providing care. We believe our operating structure is more efficient than our peers and advantageously positions us to grow our home health admissions as the industry continues to expand. Despite our status as the fourth-largest provider of home health services, measured by 2020 Medicare revenues, our Medicare fee for service market share is only 4.3%. Given the high fragmentation of the industry, we believe there will be significant opportunities for consolidation.
We also believe our hospice segment will continue to have significant growth opportunities as we enhance our scale within the markets we currently serve and expand our hospice offerings into markets where we already have a strong home health presence.
Our operations are supported by an electronic medical records platform and a predictive analytics platform, which help us manage the entire business continuum from clinical patient workflow to operations, business development and compliance. We believe our history and familiarity with these platforms and other proprietary solutions enable us to help deliver superior clinical, operational, and financial outcomes.

We leverage both internally developed tools as well as third-party software to reduce our cost per visit, enhance our productivity and optimize the use of our nursing and therapy staff. This approach drives metric-driven decisions across our organization that yield better efficiency, quality, and employee satisfaction. We also invest significant time and training resources to teach our operators to utilize these tools to help drive timely decisions in the field, including the development of patient care plans. Our company culture emphasizes the use of analytics-based tools to make better informed decisions, providing the highest quality of care, while managing our cost of care.
Our scale and density combined with our disciplined operating model allow us to provide high quality care more efficiently than our publicly traded home health peer or peers. For the years ended December 31, 2022, 2021 and 2020, our average cost per visit ranged from 10.9% to 15.8% lower than the average of a subset of our publicly traded peer or peers that provide this information. Our lower cost per visit positions us to continue to operate profitably in the event of potential changes to the reimbursement model for our industry.

	Home Health Segment
	Year Ended December 31,
	2022	2021	2020
Cost per visit	$89	$83	$84
Public peer or peers* average cost per visit	$100	$99	$96
Cost per visit vs. public peer or peers* average	(10.9)%	(15.8)%	(12.1)%

* Based on our publicly traded peer or peers that provide this information
Our disciplined operating model, coupled with a targeted and balanced acquisition strategy and new location (“de novo”) openings, has contributed to our financial performance over the last several years. Since 2015, we have deployed over $796 million of capital on 41 home health and hospice acquisitions, which we have fully integrated into our business and continue to grow. Over that same period, we have opened 33 de novo locations across 16 states, including 18 home health and 15 hospice locations. For more information and commentary on our history and financial performance, see “—Our History” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report.
Our History
Prior to July 1, 2022, we operated as a reporting segment of Encompass Health Corporation (“Encompass”). On March 7, 2022, we changed our name from “Encompass Health Home Health Holdings, Inc.” to “Enhabit, Inc.” On July 1, 2022, Encompass completed the previously announced separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”) as of the close of business on June 24, 2022 (the “Record Date”). The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022. Prior to the completion of the Distribution, we substantially completed rebranding initiatives across our operations. The Distribution was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the Distribution, Enhabit is now an independent public company, and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”). As part of the Separation, Enhabit and Encompass entered into certain agreements that provide a framework for our relationship with Encompass after the Separation and Distribution. For additional discussion of the Separation and Distribution, as well as our relationship with Encompass, see Item 1A, “Risk Factors —Risks Related to Our Recent Separation from Encompass,” in this Annual Report.
Since the founding of our business in 1998, we have demonstrated an ability to consistently innovate and sustain growth during varying economic and regulatory climates. We have established an extensive record of providing high-quality care, profitably growing our business, and executing and integrating strategic acquisitions.
Our Industries and Opportunity
We operate in large, growing, and highly fragmented industries.
In 2021, approximately $125.2 billion was spent on broader home health expenditures, according to National Health Expenditures published by the Centers for Medicare and Medicaid Services (“CMS”). Home health expenditures are expected to grow to approximately $226.4 billion by 2030, representing a 6.8% compound annual growth rate. Within this expanding market, we focus primarily on skilled home health services.
Medicare Advantage is becoming a more prevalent payor source within skilled home health services. Given our low cost of care and high-quality outcomes, we believe we are well-positioned to serve this growing population.

The home health industry is primarily comprised of publicly traded and privately owned freestanding agencies, facility-based home health agencies, visiting nurse associations and government-owned agencies. The number of Medicare-certified home health agencies is near an all-time high, approximately 11,600 according to the CMS provider catalog published in January of 2023. In 2020, home health agencies provided care to approximately 3.1 million Medicare beneficiaries. We believe we have an opportunity to continue to gain market share through organic growth and as a consolidator in the industry.
The home health reimbursement landscape experienced a fundamental shift when Medicare implemented the Patient Driven Groupings Model (“PDGM”) for home health agencies on January 1, 2020. The impact of PDGM, which was expected to put downward pressure on home health revenues and increase administrative burdens, coincided with the beginning of the COVID-19 pandemic. Federal relief funding, including funds distributed under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), the Paycheck Protection Program and the Medicare Accelerated Advanced Payment Program, as well as the payroll tax deferral permitted by the CARES Act, has temporarily delayed the potentially negative effects of PDGM for those home health agencies that accepted relief funding. We did not accept any CARES Act funds.
The United States Congress (“Congress”) mandated that the Secretary of Health and Human Services make assumptions about potential behavior changes within the Medicare home health industry related to the implementation of PDGM and make ongoing adjustments to the reimbursement system to ensure budget neutrality. The public health emergency associated with the COVID-19 pandemic delayed action from the Secretary in the 2021 and 2022 home health rules. However, on October 31, 2022, CMS released its notice of final rulemaking for calendar year 2023 for home health agencies under the home health prospective payment system (the “2023 HH Rule”). CMS outlined its assessment of the PDGM budget neutrality throughout 2020 and 2021 along with its plan to implement significant temporary and permanent adjustments.
We anticipate these factors will drive industry consolidation, particularly of smaller home health agencies. We believe our history as a consolidator, our scale and density as well as our operational efficiency position us well to take advantage of certain strategic consolidation opportunities. See “—Regulatory,” “—Sources of Revenue,” and Item 1A, “Risk Factors,” for additional detail on PDGM.
According to CMS, Medicare spending for hospice care increased from $3 billion in 2000 to $22 billion in 2020, reflecting a compound annual growth rate of 10.6%. Based on our experience and industry knowledge, we believe Medicare revenues represent the vast majority of total expenditures in the hospice market. The hospice industry is fragmented, with approximately 1.7 million Medicare beneficiaries receiving hospice services from approximately 5,000 providers in 2020. Hospice use among Medicare beneficiaries has grown substantially in recent years, suggesting a greater awareness of and access to hospice services. While we are a leading hospice services provider, measured by 2020 Medicare revenues, our hospice business accounts for only approximately 1.0% of the Medicare hospice market. We believe increasing demand, broader understanding, and utilization of hospice care and the fragmented nature of the industry provide an attractive opportunity for our hospice business.
Growing Senior Population Driving Increased Demand
We believe the demand for home health and hospice services will continue to increase as the growth in seniors in the United States continues to outpace the overall growth of the U.S. population. According to projections released by the U.S. Census Bureau in February 2020, between 2020 and 2030, the number of individuals over 65 years old is projected to grow to approximately 73 million, an increase of approximately 30% as compared to a projected increase in the total U.S. population of only 10% over the same time period. This projected growth would increase the proportion of the U.S. population over 65 years old from 17% to 21% of the total population. In addition, a growing percentage of seniors are experiencing chronic conditions that require more care. Approximately 76% of Medicare beneficiaries have three or more chronic conditions that need to be managed. With the average patient age for our home health segment being 75 and the average patient age for our hospice segment being 80, our business stands to benefit from these demographic tailwinds.
Additionally, the growth in the elderly population is expected to significantly outpace the expected growth in facility-based beds, driving the ongoing shift from facility-based care to home-based care where clinically appropriate.
Increasing Focus on Shifting Care to Lower Cost Settings
The growing senior population is contributing to rising healthcare costs in the United States, putting pressure on an already strained healthcare system. Accordingly, there is an increasing level of focus on expanding services and reducing the cost of care. The Medicare cost per day in a home health and cost per patient per day in a hospice setting is $50 and $150, respectively, compared to a skilled nursing facility of $540 per day, highlighting the savings potential for the healthcare system. In spite of this cost advantage, the annual Medicare expenditures on skilled nursing facilities is over $28 billion as compared to the home health and hospice markets, which are each less than $23 billion. We believe payors, health plans, and other market participants that bear the cost of care will increasingly encourage the treatment of patients in their homes and other low-cost settings. As a leader in the home health and hospice markets, we anticipate this shift will help propel our continued growth providing us with greater flexibility in the reimbursement structures.
Patient Preference for Home-Based Care
We believe most patients prefer to receive care in a less intensive setting, such as the home. Based on a 2018 American Association of Retired Persons (“AARP”) survey, 75% of those over age 50 want to stay in their residence as long as possible. Similarly, a study by the Kaiser Family Foundation from 2017 found that seven in ten Americans would prefer to spend their last days at home as opposed to any other setting of care. In addition, the COVID-19 pandemic has significantly accelerated the demand for high-quality home-based care, and we believe the trend will continue to strengthen.
Emphasis on Value-Based Payment Models
Rising costs are contributing to an increased payor emphasis on value-based models that tie financial incentives to quality of care and efficiency. We believe payors will emphasize reimbursement models driven by value and seek out our clinical outcomes and cost-efficient services. We have a long history of piloting and participating in new and innovative payment programs. In 2019, we were one of the largest home health participants in the initial Bundled Payments for Care Improvements initiative (“BPCI”) Model 3, which has since been discontinued, and produced significant savings in that program. The CMS’ voluntary Bundled Payments for Care Improvement Advanced (“BPCI Advanced”) initiative began October 1, 2018, runs through December 31, 2023, and covers 29 types of inpatient and three types of outpatient clinical episodes, including stroke and hip fracture. We continue to evaluate all appropriate opportunities to collaborate with strategic partners in a variety of care models. Our industry leading capabilities and clinical results, including our low acute care hospitalization and hospital readmission rates, position us to bring value to Medicare Advantage payors, who are focused on managing, and reducing, the total cost of care.
Our Competitive Strengths
We believe we differentiate ourselves from our competitors based on many factors, including the quality of our clinical outcomes, the scale and density of our footprint, our consistent and disciplined operating model, and our people and award-winning culture. We also believe our competitive strengths discussed below give us the ability to adapt and succeed in a healthcare industry facing continuing regulatory changes focused on improving outcomes and reducing costs.
Scale and Density
Our current footprint is the result of our multi-decade effort to establish scale and density in key markets with attractive demographic and regulatory profiles. We are a leading home health provider in many of the states where we operate, measured by 2020 Medicare revenues. Our 34-state footprint represented approximately 69% of the total U.S. home health Medicare revenues in 2020. Our presence in these markets helps us increase operating efficiency and brand awareness. These operating efficiencies have helped result in a lower home health cost per visit ranging from 10.9% to 15.8% lower cost per visit for the years ended December 31, 2022, 2021 and 2020 compared to our publicly traded peer or peers that provide this information.
Additionally, due to the demographic overlap of our patients, we believe some of our home health patients will eventually require and choose the services of our hospice segment. We are a top ten hospice provider in ten states, measured by 2020 Medicare revenues. As of December 31, 2022, 95 of our 105 hospice locations were co-located within our home health markets. There is a significant opportunity to expand this co-location strategy by adding hospice services to our other home health locations. Through our co-location strategy, we minimize gaps in care and disruption to the patient. We believe this continuity of care between our home health and hospice businesses creates a growth opportunity for our hospice business. Although we entered hospice more recently than home health, we expect hospice to generate significant growth in the business going forward and to contribute to ongoing efforts to grow scale and density.
Consistent and Disciplined Operating Model
Our operating model, which emphasizes consistency and the disciplined use of technology, has driven our industry leadership in both clinical quality and cost effectiveness. We leverage our comprehensive technology capabilities and centralized administrative functions to define best practices, streamline staffing models, and identify supply chain efficiencies across our extensive platform of operations. We invest significant time and training resources teaching our operators to utilize the informatics of our technology to help drive timely decisions in the field. Our pairing of technology with a culture that includes substantial training resources and well-established operating protocols helps us deliver superior results. For the years ended December 31, 2022, 2021 and 2020 our average cost per visit ranged from 10.9% to 15.8% lower than the average of a subset of our publicly traded peer or peers that provide this information.
Clinical Expertise and High-Quality Outcomes
We have extensive home-based clinical experience from which we have developed standardized best practices and protocols. We believe these best practices and protocols, when combined with our technology and well-trained, mission-motivated clinicians, help ensure the delivery of consistently high-quality healthcare services, reduced inefficiencies, and improved performance across a spectrum of operational areas. These best practices and protocols allow us to have Quality of Patient Care (“QoPC”) ratings and 30-day readmission rates that are meaningfully better than the national average. As of January 2023, the last publicly reported Star ratings, our QoPC Star Rating and Home Health Care Assessment of Healthcare Providers and Systems (“HHCAHPS”) Patient Survey Star Rating averaged 3.7 and 3.7, respectively, higher than the national averages of 3.2 and 3.5, respectively. For additional discussion of CMS’s Star ratings, see Item 1A, “Risk Factors—Risks Related to Our Business—Reimbursement Risks.”
We focus on hospital readmission and acute care hospitalization rates as our primary indicators of clinical quality. We believe this focus results in superior clinical outcomes for patients, providers, and payors. On a non-risk adjusted basis, our 30-day hospital readmission rate was 14.2%, 400 basis points lower than the national average of 18.2% in 2021; our 60-day acute care hospitalization rate was 13.7%, 30 basis points lower than the national average of 14.0%, as reported in the 2022 Home Health Chartbook published by the Research Institute for Home Care.
People and Award-Winning Culture
Through our employee-first culture, we undertake significant efforts to ensure our clinical and support staff receive the education, training, support, and recognition necessary to provide the highest quality care in the most cost-effective manner. We have been recognized for seven consecutive years by Fortune magazine as a ‘Top 20 in Healthcare’ in the United States and for ten consecutive years by Modern Healthcare as a ‘Best Place to Work.’ We believe our award-winning culture is an important component to attracting and retaining talent as demand for our services continues to grow.
Our Growth Strategy
Our growth strategy comprises several avenues for continued growth, including organic growth through existing operations, adding new locations through execution of our de novo strategy, strategic acquisitions, leveraging our expertise in care transitions, expanding Medicare Advantage, and exploring adjacent service offerings.
Drive Organic Growth at Existing Operations
We hold a leading position in a number of markets that will allow us the opportunity to generate long-term, attractive organic growth. We believe there will continue to be strong demand for our services due to significant industry tailwinds, our high-quality clinical outcomes, and our cost-effective operating model. The states in which we offer home health services represented approximately 69% of total home health Medicare revenues in 2020. We seek internal growth in our existing markets by consistently increasing the number of referrals and referral sources we serve. To achieve this growth, we (1) educate healthcare providers about the scope and benefits of our services, (2) position our agencies to add value in their communities by avoiding unnecessary hospitalizations, (3) focus on high-quality care and related outcomes for our patients, (4) identify related products and services needed by our patients and their communities, and (5) provide a superior work environment for our employees. As we continue to grow organically, our scale and density will increase, further reinforcing our ability to deliver cost-effective care.
Execute on De Novo Strategy in New Markets
We will continue to execute on our de novo strategy to complement our organic growth. Since 2015, we have opened 33 de novo locations across 16 states, 18 of which are home health locations and 15 of which are hospice locations. Because our existing footprint includes states that do not have certificate of need (“CON”) laws, there are significant opportunities for us to open de novo locations. See Item 2, “Properties,” for a listing of certificate of need states in which we have operations. We believe there is a significant opportunity for our hospice segment to benefit meaningfully from de novo locations as we open new hospice sites in markets where we already have a home health presence. We believe our ability to leverage our existing home health infrastructure, referral sources, and brand enable us to launch new hospice locations efficiently.
Pursue Strategic Acquisitions
We intend to take a targeted and balanced approach to strategic acquisitions in new and existing markets that will enhance our market position and increase our referral base. We plan to focus on building overlap between our home health and hospice locations, as well as identifying attractive new geographies in which we currently do not have a presence. We have historically focused on acquisition opportunities where we believe we can accelerate top-line growth while also expanding profit margins. We have a proven history spanning over 20 years of consummating and fully integrating acquisitions culturally, technologically, and operationally. Our track record of successfully integrating acquired businesses is demonstrated by the consistent growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”) of our acquired businesses following acquisition. See Note 2, Business Combinations, to the accompanying consolidated financial statements for additional information about our acquisition-related activities in 2020, 2021, and 2022.
Leverage Care Transitions Expertise
We have established a strong track record of performance and quality that enables us to develop strong relationships with additional health systems and facility-based providers. We believe we are an attractive partner for patients transitioning from a facility-based setting due to the quality of our outcomes, data management, scale and market density, and proven ability to safely transition high acuity and/or chronically ill patients to the home. Our deep understanding of care transitions and ability to achieve industry-leading hospital readmission rates make us the partner of choice for many facility-based partners. To help drive these strong partnerships, our Care Transition Coordinators and Transition Navigators serve as representatives in transitional care activities and strategic relationships with acute care hospitals and other healthcare providers and are integral to realizing positive outcomes from transitions of care from one setting to another.
Expand Medicare Advantage Focus
We believe our expertise in delivering high-quality and cost-efficient care positions us favorably to capture future Medicare Advantage volumes. On a national basis, approximately 30.1 million, nearly half of Medicare beneficiaries, chose a Medicare Advantage plan over traditional Medicare as of January 2023, resulting in a 6.7% increase from 28.2 million in January 2022. The total number of Medicare beneficiaries choosing Medicare Advantage is expected to grow to 61% by 2032 according to the Congressional Budget Office estimates made in May 2022. We continue to believe Medicare Advantage payors and benefit administrators will be increasingly attracted to our historical track record of providing high-quality outcomes and lower hospital readmission rates, along with our successful participation in risk-based payment models. In 2022, Medicare Advantage accounted for only 14.2% of our revenue, suggesting a significant opportunity to grow this important revenue source. Although Medicare Advantage billings and collections are more labor intensive and the discount for services is greater than that given to Medicare patients, we believe growth with these payors is important given that more Medicare eligibles are choosing Medicare Advantage plans.
Our Services
Home Health
Our home health business is the nation’s fourth-largest provider of Medicare-certified skilled home health services, measured by 2020 Medicare revenues. Our home health business had 202,495 patient admissions for the year ended December 31, 2022. As of December 31, 2022, we operated 252 home health agencies in 34 states.
Our home health services are prescribed by a physician, typically following an episode of acute illness or surgical intervention, an exacerbation or worsening of a chronic disorder, or a patient’s discharge from a hospital, skilled nursing facility, rehabilitation hospital or other institutional setting. In 2022, approximately 40% of our home health patient admissions were from physician offices or other community referral sources, and approximately 60% were from facility-based sources, including acute care hospitals, long-term care facilities, skilled nursing facilities, or rehabilitation hospitals.
Our home health services are provided by nurses, physical, occupational and speech therapists, medical social workers, and home health aides. Specifically, our registered and licensed practical and vocational nurses provide a variety of medically necessary services to homebound patients who are suffering from acute or chronic illness, recovering from injury or surgery, or who otherwise require care or monitoring. These services include patient education, pain management, wound care and dressing changes, cardiac rehabilitation, infusion therapy, pharmaceutical administration, and skilled observation and assessment. We also have designed best practices to treat chronic diseases and conditions, including diabetes, hypertension, arthritis, Alzheimer’s disease, low vision, spinal stenosis, Parkinson’s disease, osteoporosis, complex wound care, and chronic pain, along with disease-specific plans for patients with diabetes, congestive heart failure, post-orthopedic surgery or injury, and respiratory diseases. Through our medical social workers, we counsel patients and their families with regard to financial, personal, and social concerns that arise from a patient’s health-related problems.
Our physical, occupational, and speech therapists provide therapy services to patients in their homes. Our therapists coordinate multi-disciplinary treatment plans with physicians, nurses, and social workers to restore patients’ basic mobility skills, such as getting out of bed, walking safely with crutches or a walker, and restoring range of motion to specific joints. Our therapists also assist patients and their families with improving and maintaining functional activities of daily living such as dressing, cooking, cleaning, and managing other activities safely in the home environment. Our speech and language therapists provide corrective and rehabilitative treatment to patients who suffer from physical or cognitive deficits or disorders that create difficulty with verbal communication or swallowing.
Hospice
Our hospice business is one of the nation’s largest providers of Medicare-certified hospice services in terms of 2020 Medicare revenues. For the year ended December 31, 2022 our hospice services had an average daily census of 3,519 hospice patients. As of December 31, 2022, we operated 105 hospice agencies in 23 states.
Individuals with a terminal illness may be eligible for hospice care if they have a life expectancy of six months or less. Our Medicare-certified hospice operations provide a full range of hospice services, including pain and symptom management, palliative and dietary counseling, social worker visits, spiritual counseling, and family member bereavement counseling for up to 13 months after a patient’s death, all of which are designed to meet the individual physical, emotional, spiritual, and psychosocial needs of terminally ill patients and their families.
Operations
Each of our home health and hospice agencies is staffed with clinical and administrative professionals who are experienced in providing a wide range of patient care services. Each of our home health and hospice agencies are licensed and certified by the federal government as well as the appropriate state governments. Our operations consist of three core areas—field- and branch-level operations, business development team operations, and corporate support operations. We believe separating responsibilities among these categories allows our clinical and administrative professionals to focus on patient care, while enabling our business development team to focus on referral development.
Our branches are managed locally by branch directors who oversee branch clinical and office teams. Branch directors report to an administrator who oversees one or more branches. Our field-level operations use branch operating metrics provided by our technology platforms to monitor performance and quality, including volumes, clinician productivity and efficiency, and cost per visit and per patient day.
Our corporate support operations provide centralized services in support of the field, branch, and business development team operations, including information technology, human resources, recruiting, finance, and regulatory and legal support services, among others. Our corporate support operations include a central clinical auditing group that performs audits on medical records, care plans, and core patient documentation to ensure proper, complete care plans are optimized toward achieving the highest quality outcomes. This corporate support operations team also develops, monitors, and deploys operating policies, allowing for consistency of operations measurement and ease of deploying productivity metrics.
Business Development
We believe better alignment between business development and operations is critical to our future success. Therefore, in late 2022, we began reorganizing our home health and hospice organizations so that local and regional teams have shared territory alignment. Additionally, beginning in early 2023, business development reports through the home health and hospice executive vice presidents.
Within each territory there are team members allocated to all aspects of the referral and patient onboarding process. We believe this high touch approach enables our business development teams to develop deep rooted relationships and build density in the markets they serve, ultimately increasing the patient referrals to our home health and hospice agencies.
Our business development team has access to a variety of technology platforms which provide real-time market intelligence and analysis to help inform decisions and ensure the most optimal outcome. Not only does this allow our business development force to quickly identify and prioritize referral sources, but it also enables us to share with potential referral sources clinical outcome performance indicators that highlight our clinical expertise.
These technology platforms provide team members with a clear picture of where each referral source is sending their patients and let us see how we compare to our competitors in terms of quality outcomes. Our web-based portal allows referring physicians to easily monitor the care and progress of their patients and to sign orders electronically, building loyalty with our referral sources.
Sources of Revenue
We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a considerably lesser degree, state governments (under their respective Medicaid or similar programs), as well as directly from patients. Revenues and receivables from Medicare are significant to our operations. The federal and state governments establish payment rates as described in more detail below. We negotiate the payment rates with non-governmental group purchasers of healthcare services that are included in “Managed care” in the table below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs, but patients are responsible to the extent of any exclusions, deductibles, copayments, or coinsurance features of their coverage. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in managed care plans. For the year ended December 31, 2022 revenues from Medicare and Medicare Advantage represented 92.6% of total Net service revenue.
The following table identifies the sources and relative mix of our revenues for the periods stated for our consolidated business:

	For the Year Ended December 31,
	2022	2021	2020
Medicare	78.4%	81.9%	83.1%
Medicare Advantage	14.2%	10.6%	10.8%
Managed care	6.1%	5.9%	4.4%
Medicaid	1.2%	1.4%	1.4%
Other	0.1%	0.2%	0.3%
Total	100.0%	100.0%	100.0%
Medicare Reimbursement
Medicare is a federal program that provides hospital and medical insurance benefits to persons aged 65 and over, qualified disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare providers, facilities, and services. Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises Congress on issues affecting Medicare, makes policy recommendations to Congress for a variety of Medicare payment systems, including, among others, the Home Health Prospective Payment System (“HH-PPS”) and the Hospice Payment System (“Hospice-PS”). Congress is not obligated to adopt MedPAC recommendations, and, in previous years, Congress has frequently chosen not to adopt MedPAC’s recommendations. However, MedPAC’s recommendations have, and could in the future, become the basis for subsequent legislative or, as discussed below, regulatory action.
The Medicare statutes are subject to change from time to time. For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act. With respect to Medicare reimbursement, the 2010 Healthcare Reform Laws provided for specific reductions to healthcare providers’ annual market basket updates and other payment policy changes. In August 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through fiscal year 2030 unless Congress and the President take further action. In response to the public health emergency associated with the pandemic, Congress and the President suspended sequestration through April 1, 2022, as discussed further below.
On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”), which includes several provisions affecting Medicare reimbursement. Among those changes, the 2018 Budget Act mandated the adoption of a new Medicare payment model for home health providers which went into effect January 1, 2020.
In March 2021, President Biden signed the American Rescue Plan Act. The Congressional Budget Office has estimated that the American Rescue Plan Act will result in budget deficits that will require a 4% reduction in Medicare program payments for 2022 under the Statutory Pay-As-You-Go Act (“Statutory PAYGO”) of 2010 unless Congress and the President take action to waive the Statutory PAYGO reductions. The Protecting Medicare and American Farmers from Sequester Cuts Act suspends until 2025 the Statutory PAYGO reductions that would have gone into effect under the American Rescue Plan Act.
In the future, concerns about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. The future of the aforementioned regulations as well as the nature and substance of any other healthcare legislation remain uncertain.
From time to time, Medicare regulations, including reimbursement methodologies and rates, can be further modified by CMS. CMS, subject to its statutory authority, may make some prospective payment system changes, including in response to MedPAC recommendations. For example, CMS instituted a rebasing adjustment in the HH-PPS consistent with a MedPAC recommendation. In some instances, CMS’s modifications can have a substantial impact on healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in prospective payment systems, including the HH-PPS and Hospice-PS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, home health and hospice agencies are required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a 2% reduction in their market basket annual payment update. For 2023, we have one hospice provider that will receive a 2% reduction in payments related to quality data submission.
We cannot predict the adjustments to Medicare payment rates Congress or CMS may make in the future. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. Any additional downward adjustment to rates or limitations on reimbursement for the types of agencies we operate and services we provide could have a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of the risks associated with our concentration of revenues from the federal government or potential changes to the statutes or regulations governing Medicare reimbursement, see Item 1A, “Risk Factors—Risks Related to Our Business—Reimbursement Risks.”
Our operations are also affected by other rules and regulations that indirectly affect reimbursement for our services, such as data coding rules and patient coverage rules and determinations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable and necessary. For additional discussion of the risks associated with potential changes in regulations, see Item 1A, “Risk Factors—Risks Related to Our Business—Other Regulatory Risks.”
The Medicare home health benefit is available to patients who need care following discharge from a hospital, as well as patients who suffer from chronic conditions that require skilled intermittent care. While the services received need not be rehabilitative or of a finite duration, patients who require full-time skilled nursing for an extended period of time generally do not qualify for Medicare home health benefits. In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that, in their clinical judgment, the beneficiary has less than six months to live, assuming the beneficiary’s disease runs its normal course. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare curative benefits related to his or her terminal illness.
Medicare contractors processing claims for CMS make coverage determinations regarding medical necessity that can represent restrictive interpretations of the CMS coverage rules. Those interpretations are not made through a notice and comment review process. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us.
As a matter of course, we undertake significant efforts through training, education, and documentation to ensure compliance with coding and medical necessity coverage rules. Despite our belief that our coding and assessment of patients are accurate, audits may lead to assertions that we have been underpaid or overpaid by Medicare or that we have submitted improper claims in some instances. Audits may also require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict when or how these audit programs will affect us. Any denial of a claim for payment, either as a result of an audit or ordinary course payment review by the Medicare Administrative Contractor (“MAC”), is subject to an appeals process that is currently taking numerous years to complete. For additional discussion of these audits and the risks associated with them, see Item 1A, “Risk Factors—Risks Related to Our Business—Reimbursement Risks.”
A basic summary of current Medicare reimbursement in our business segments follows:
Home Health
Medicare pays home health benefits for patients discharged from a hospital or patients otherwise suffering from chronic conditions that require ongoing but intermittent skilled care. As a condition of participation under Medicare, patients must be homebound (meaning unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, or have a continuing need for occupational therapy, and receive treatment under a plan of care established and periodically reviewed by a physician. A physician must document that he or she or a qualifying nurse practitioner has had a face-to-face encounter with the patient and then certify to CMS that a patient meets the eligibility requirements for the home health benefit. The CARES Act expands the use of telehealth and allows nurse practitioners and physician assistants under certain conditions to certify, establish and periodically review the plan of care, as well as supervise the provision of items and services for beneficiaries. For regulatory relief during the pandemic, CMS adopted a series of waivers, including expanding the definition of “homebound” to include patients needing skilled services who are homebound due solely to their COVID-19 diagnosis or patients susceptible to contract COVID-19 and limiting and delaying certain quality reporting requirements.
The initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment is valid for a 60-day episode of care. Prior to January 1, 2020, Medicare paid home health providers under the HH-PPS for each 60-day episode of care for each patient. Providers typically received either 50% or 60% of the estimated base payment for the full 60 days for each patient upon submission of the initial claim at the beginning of the episode of care based on the patient’s condition and treatment needs. This partial early payment process is referred to as the Request for Anticipated Payment or “RAP.” The provider received the remaining portion of the payment after the 60-day treatment period, subject to any applicable adjustments.
As of January 1, 2020, Medicare began reimbursing home health providers under PDGM. PDGM replaced a 60-day episode of payment methodology with a 30-day payment period and relies more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the therapy service-use thresholds under the prior system, to determine payments. Under PDGM, the initial certification remains valid for 60 days. If a patient remains eligible for care after the initial period as certified by a physician, a new treatment period may begin.
There are currently no limits to the number of home health treatment periods a Medicare patient may receive assuming there is eligibility for each successive period. PDGM also reduced the early payment opportunity available through RAP in 2020. Beginning in 2021, providers no longer have the opportunity to receive early payment through the RAP process. However, providers are required to submit certain RAP documentation components within five days of the start of each payment period and are subject to reimbursement penalties if not timely filed. Beginning in 2022, home health providers are required to submit a Notice of Admission (“NOA”) within five days of the start of the initial treatment period. CMS will reduce reimbursement for agencies that fail to submit an NOA timely.
Home health Medicare payments are adjusted based on each patient’s condition and clinical treatment (“case-mix adjustment”). In addition to the case-mix adjustment, payments for periods of care may be adjusted for other reasons, including unusually large costs, low utilization patients, and geographic differences in wages. Payments are also made for non-routine medical supplies that are used in treatment.
On October 29, 2020, CMS released its notice of final rulemaking for calendar year 2021 for home health agencies under HH-PPS (the “2021 HH Rule”). The 2021 HH Rule implemented a net 2.0% market basket increase (market basket update of 2.3% reduced by a productivity adjustment of 0.3%) and made changes to the underlying wage index system. Making permanent the previously temporary COVID-19-related relief, the 2021 HH Rule authorized the use of telecommunications technologies in providing care to beneficiaries under the Medicare home health benefit as long as the telecommunications technology met certain criteria and did not replace in-person visits.
On November 2, 2021, CMS released its notice of final rulemaking for calendar year 2022 for home health agencies under the home health prospective payment system (the “2022 HH Rule”). The 2022 HH Rule implemented a net 2.6% market basket increase (market basket update of 3.1% reduced by a productivity adjustment of 0.5%), updated the case-mix weights and fixed dollar loss ratio for outlier payments, and included a low utilization payment adjustment (“LUPA”) add-on factor for the first skilled occupational therapy visit in LUPA periods. In its proposed rules, CMS provided preliminary analysis indicating that an additional approximate 6% budget neutrality adjustment may be necessary in future years although claims data could be affected by the pandemic and home health agencies adjusting to the new PDGM payment system that was effective in 2020. The 2022 HH Rule also expanded the Home Health Value-Based Purchasing (“HHVBP”) Model, beginning January 1, 2022, to all Medicare-certified home health agencies in the 50 states and territories, and the District of Columbia (with a maximum payment adjustment, upward or downward of 5%). This rulemaking also ended the original HHVBP Model one year early for the home health agencies in the nine original model states. In addition, Sequestration resumed as of April 1, 2022, but was only a 1% payment reduction through June 30, 2022. On July 1, 2022, the full 2% Medicare payment reduction resumed. This largely offset 2022 HH Rule payment increases.
On October 31, 2022, CMS released its notice of final rulemaking for calendar year 2023 for home health agencies under the 2023 HH Rule. The 2023 HH Rule will, among other changes, implement a net 4.0% market basket increase (market basket update of 4.1% reduced by 0.1% for a productivity adjustment) and a 5% cap on wage index decreases, update the case-mix weights and fixed-dollar loss ratio for outlier payments, and update the LUPA thresholds. The 2023 HH Rule will also implement a permanent negative behavioral adjustment of 7.85% to the calendar year 2023 base payment rate, which is being phased in at 3.925% for 2023. We believe the net aggregate impact of the 2023 HH Rule will result in a net increase to our Medicare payment rates of 0.8% effective for claim dates on or after January 1, 2023.
Hospice
Medicare pays hospice benefits for patients with life expectancies of six months or less, as documented by the patient’s physicians. Under Medicare rules, patients seeking hospice benefits must agree to forgo curative treatment for their terminal medical conditions. Medicare hospice reimbursements are subject to a number of conditions of participation, including the use of volunteers and onsite visits to evaluate aides. Volunteers provide day-to-day administrative and direct patient care services in an amount that, at a minimum, equals 5.0% of the total patient care hours of all paid hospice employees and contract staff. A nurse or other professional conducts an onsite visit every two weeks to evaluate if aides are providing care consistent with the care plan. The CARES Act includes the temporary waiver of the requirement to use volunteers and to conduct a nurse visit every two weeks to evaluate aides and allows for the expanded use of telehealth. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”) created a new Medicare survey program for hospice agencies that requires a survey at least once every three years. Hospices that are found to be out of compliance could be subjected to new civil monetary penalties that accrue according to days out of compliance, as well as other forms of corrective action.
For each day a patient elects hospice benefits, Medicare pays an adjusted daily rate based on patient location, and payments represent a prospective per diem amount tied to one of four different categories or levels of care: routine home care, continuous home care, inpatient respite care, and general inpatient care. Medicare hospice reimbursements to each provider are also subject to two annual caps, one limiting total hospice payments based on the average annual payment per beneficiary and another limiting payment based on the number of days of inpatient care billed by the hospice provider. There are currently no limits to the number of hospice benefit periods an eligible Medicare patient may receive, and a patient may revoke the benefit at any time.
The cap limiting total Medicare hospice reimbursement is calculated at the end of the hospice cap period, based on the twelve-month period beginning on October 1st of each year, which determines the maximum allowable payments per provider. The “80-20 rule” caps inpatient care reimbursement. Under that rule, if the number of inpatient care days of hospice care furnished by us to Medicare hospice beneficiaries under a unique provider number exceeds 20% of the total days of hospice care furnished by us to all Medicare hospice beneficiaries for both inpatient and in home care, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate, with excess amounts due back to Medicare. This determination is made annually based on the twelve-month period beginning on October 1st of each year.
On July 31, 2020, CMS released its notice of final rulemaking for fiscal year 2021 for hospice agencies under the Hospice-PS (the “2021 Hospice Rule”). The 2021 Hospice Rule implemented a net 2.4% market basket increase from October 1, 2020 through September 30, 2021.
On July 29, 2021, CMS released its final rulemaking for fiscal year 2022 for hospices under the Hospice-PS (the “2022 Hospice Rule”). Under the 2022 Hospice Rule, hospices received an aggregate payment increase of 2.0%, resulting from a market basket update of 2.7% reduced by a productivity adjustment of 0.7%. CMS increased the aggregate hospice cap amount to $31,297.61 for fiscal year 2022. The 2022 Hospice Rule also rebased and revised the labor component of all four levels of hospice care (routine home care, continuous home care, inpatient respite care, and general inpatient care) based on Medicare freestanding hospice cost reporting data from 2018. Sequestration resumed as of April 1, 2022 but was only a 1% payment reduction through June 30, 2022. On July 1, 2022, the full 2% Medicare payment reduction resumed. This largely offset 2022 Hospice Rule payment increases.
On July 27, 2022, CMS released its notice of final rulemaking for calendar year 2023 for hospice agencies under the hospice prospective payment system (the “2023 Hospice Rule”). In addition to other changes, the 2023 Hospice Rule implemented a net 3.8% market basket increase (market basket update of 4.1% reduced by 0.3% for a productivity adjustment). The 2023 Hospice Rule also implemented a permanent, budget neutral approach to smooth year-to-year changes in the hospice wage index. We believe the 2023 Hospice Rule will result in a net increase to our Medicare payment rates of approximately 3.9% effective for services provided beginning October 1, 2022.
Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rates) unless a party elects to terminate the contract. In 2022, typical rate increases for our home health and hospice contracts ranged from 0-3%. We cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and renegotiating contracts that provide equitable reimbursement for the services provided.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of some services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net service revenue. However, for the year ended December 31, 2022 Medicaid payments represented only 1.2% of our consolidated Net service revenue. In certain states in which we operate, we are experiencing an increase in Medicaid patients, partially as a result of expanded coverage consistent with the intent of the 2010 Healthcare Reform Laws.
Cost Reports
Because of our participation in Medicare and Medicaid, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by home health and hospice providers to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits that may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits are used for determining if any under- or over-payments were made to these programs and to set payment levels for future years.
Our Competition
We are the fourth-largest provider of Medicare-certified skilled home health services and a leading provider of hospice services in the United States, measured by 2020 Medicare revenues. Our primary competition varies from market to market. Providers of home health and hospice services include both not-for-profit and for-profit organizations. One other public healthcare company has a significant presence in the Medicare-certified skilled home health industry. An insurance company owns the largest provider of Medicare-certified skilled home health services, which allows it to designate which home health and hospice agencies are in or out of the participating provider networks and to set reimbursement rates for network participants—neither of which we can do. Another large insurance company recently acquired another large publicly traded home health and hospice organization.
The primary competitive factors in any given market include the quality and cost of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payors and the acute care hospitals, physicians, and other referral sources in the market, and the regulatory barriers to entry in certificate of need states. Home health providers with scale, which include the other public companies, may have competitive advantages, including professional management, efficient operations, sophisticated information systems, brand recognition, and large referral bases.
Regulation
The healthcare industry is subject to significant federal, state, and local regulations that affect our business by controlling our reimbursement rates, requiring operational licenses or certification, regulating our relationships with physicians and other referrals, regulating our properties, and controlling our growth. State and local healthcare regulation may cover additional matters such as nurse staffing ratios, healthcare worker safety, marijuana legalization, and assisted suicide. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Regulations and policies frequently change, and we monitor these changes through trade and governmental publications and associations. We have developed a compliance program to help ensure we meet regulatory and legal requirements applicable to our business. Our compliance program is overseen primarily by the Compliance/Quality of Care Committee of our board of directors. Our chief compliance officer provides quarterly reports to the Compliance/Quality of Care Committee on patient privacy compliance efforts and related matters. We also maintain an inter-departmental privacy and security committee that generally meets at least quarterly and oversees our programs and initiatives that seek to protect and secure our data and systems. For additional discussion of the regulatory risks associated with our business, see Item 1A, “Risk Factors—Risks Related to Our Business—Other Regulatory Risks.”
Licensure and Certification
Healthcare providers are subject to numerous federal, state, and local regulations relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, infection control, and maintenance of adequate records and patient privacy. Our home health and hospice agencies are each licensed under applicable law, certified by CMS for participation in the Medicare program, and generally certified by the applicable state Medicaid agencies to participate in those programs.
Certificates of Need
In some states the acquisition of existing agencies or the introduction of new home health and hospice services may be subject to review by and prior approval of state regulatory bodies under a certificate of need law or similar permit of approval. Currently, state health authorities in 11 states where we operate require a certificate of need in order to establish and operate a home health care center, and state health authorities in five states where we operate require a certificate of need to operate a hospice care center. As of December 31, 2022, approximately 32% of our home health and hospice locations are in states that have certificate of need laws.
Certificate of need laws require a reviewing authority or agency to determine the public need for additional or expanded healthcare agencies, locations, and services. Certificate of need laws in some states require us to abide by certain charity care commitments as a condition for approving a certificate of need. In any state where we are subject to a certificate of need law, including any of the certificate of need states where we do not currently operate, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility, starting a new healthcare program, or opening a new home health or hospice agency. There are six states, plus the District of Columbia, that require a certificate of need for home health agencies, but where we do not yet have operations. There are nine states, plus the District of Columbia, that require a certificate of need for hospice agencies. We could not expand into these states unless we obtained a certificate of need.
False Claims
The federal False Claims Act imposes liability for the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to approximately $27,000 per claim. Federal civil penalties will be adjusted to account for inflation each year. In addition, the FCA allows private persons (“relators”) to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. The government and relators may also allege violations of the FCA for the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment (“reverse false claim”). The government deems identification of the overpayment to occur when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.
Because we furnish thousands of similar services a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error, cost reporting error or disagreement over physician medical judgment could result in significant damages and civil and criminal penalties under the FCA. Many states have also adopted similar laws relating to state government payments for healthcare services. The 2010 Healthcare Reform Laws amended the FCA to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitations on claims by the government. The federal government has become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent FCA violations and in challenging the medical judgment of independent physicians as the basis for FCA allegations.
Relationships between Physicians and Other Providers
State and Federal law regulates relationships between physicians and certain healthcare providers. Certain examples material to our business are discussed below. A violation of any such laws by us could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have an adverse effect upon our stock price or reputation. For additional discussion of the risks associated with the state and federal rules and regulations and see Item 1A, “Risk Factors—Risks Related to Our Business—Other Regulatory Risks.”
Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). The 2010 Healthcare Reform Laws amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the FCA. These changes and those described above related to the FCA, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. In addition to standard federal criminal and civil sanctions, including imprisonment and penalties of up to $100,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. Federal civil penalties will be adjusted to account for inflation each year.
U.S. Department of Health and Human Services Office of Inspector General, (the “HHS-OIG”) has published numerous “safe harbors” that exempt some practices from enforcement action under the Anti-Kickback Statute. These safe harbors exempt specified activities, including bona-fide employment relationships, contracts for the rental of space or equipment, personal service arrangements, and management contracts, so long as all of the requirements of the safe harbor are met.

Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including separately billable physical and occupational therapy, and home health services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing Medicare for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary sanctions (up to $27,750 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to $185,009 for a circumvention scheme. Federal civil penalties will be adjusted to account for inflation each year. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.
We attempt to structure our relationships to meet one or more exceptions to the Stark law, but the regulations implementing the exceptions are detailed and complex. Accordingly, we cannot assure that every relationship complies fully with the Stark law.
Health Insurance Portability and Accountability Act (“HIPAA”)—Anti-Fraud Regulations
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding criminal provisions for healthcare fraud offenses. HIPAA also prohibits incentives intended to influence a Medicare or Medicaid beneficiary’s choice as to the provider they will use. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive a monetary reward for providing information on Medicare fraud and abuse that leads to the recovery of at least a portion of the Medicare funds. Violating HIPAA results in civil and criminal monetary penalties. U.S. Department of Health and Human Services Office for Civil Rights (“HHS-OCR”) implemented a permanent HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2022, we have not been selected for audit.
HIPAA—Administrative Simplification and Privacy
HIPAA and related U.S. Department of Health and Human Services (“HHS”) regulations require the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. HIPAA also regulates the use and disclosure of individually identifiable health related information, whether communicated electronically, on paper, or orally. The regulations provide patients with significant rights related to understanding and controlling how their health information is used or disclosed and require healthcare providers to implement administrative, physical, and technical practices to protect the security of individually identifiable health information.
The Health Information Technology for Economic and Clinical Health (“HITECH”) Act modifies and expands the privacy and security requirements of HIPAA. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. The modifications to existing HIPAA requirements include expanded accounting requirements for electronic health records, tighter restrictions on marketing and fundraising, and heightened penalties and enforcement associated with noncompliance.
In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. HHS-OIG and other regulators have also increasingly interpreted laws and regulations to increase exposure of healthcare providers to allegations of noncompliance. For additional discussion regarding the risks related to HIPAA and HITECH Act compliance, see Item 1A, “Risk Factors—Other Operational and Financial Risks—Other Regulatory Risks,” in this Annual Report.
Civil Monetary Penalties Law
Under the Civil Monetary Penalties Law, HHS may impose civil monetary penalties on healthcare providers for a variety of prohibited conduct including, but not limited to, knowingly presenting, or causing to be presented, false or fraudulent reimbursement claims for services; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim for payment under a federal healthcare program; transferring remuneration or offering to transfer remuneration that the provider knows or should know will induce a beneficiary to use a particular provider or service; and knowing of an overpayment and failing to report and return such overpayment as required. Violations under the Civil Monetary Penalties Law vary depending on the offense and include civil monetary penalties plus treble damages for the amount at issue and may include exclusion from federal healthcare programs such as Medicare and Medicaid. The penalties are adjusted annually by HHS to account for inflation and as such, are subject to further changes. For example, in March 2022, penalties increased from $21,113 to $22,427 for knowingly presenting or causing to be presented false or fraudulent claims, offering or transferring remuneration to induce beneficiaries to use particular providers or services, and knowing of an overpayment and failing to report and return such overpayment. Similarly, penalties increased from $59,527 to $63,231 for knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim.
Governmental Review, Audits, and Investigations
Medicare reimbursement claims made by healthcare providers, including home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings, auditors contracted by CMS, and insurance carriers, as well as the HHS-OIG, CMS, and state Medicaid programs.
CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (“RACs”), receives claims data directly from MACs on a monthly or quarterly basis and is authorized to review previously paid claims. CMS has authorized RACs to conduct complex reviews of the medical records associated with home health reimbursement claims.
CMS has also established contractors known as the Uniform Program Integrity Contractors (“UPICs”). These contractors conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the United States Department of Justice (“DOJ”). Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the error. We have, from time to time, received UPICs record requests which have resulted in claim denials on paid claims.
The Improving Medicare Post-Acute Care Transformation Act
In October 2014, the Improving Medicare Post-Acute Care Transformation Act (“IMPACT Act”) was signed into law requiring the reporting of standardized patient assessment data for quality improvement, payment, and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including skilled nursing facilities and home health agencies. The IMPACT Act requires PACs to report: (1) standardized patient assessment data at admission and discharge; (2) quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls and patient preference regarding treatment and discharge; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community and hospitalization rates of potentially preventable readmissions. Failure to report such data when required would subject a facility to a two percent reduction in market basket prices then in effect.
The IMPACT Act further requires HHS and the MedPAC, a commission chartered by Congress to advise it on Medicare payment issues, to study alternative PAC payment models, including payment based upon individual patient characteristics and not care setting, with corresponding Congressional reports required based on such analysis.
The IMPACT Act also includes provisions impacting Medicare-certified hospices, including: (1) increasing survey frequency for Medicare-certified hospices to once every 36 months; (2) imposing a medical review process for facilities with a high percentage of stays in excess of 180 days; and (3) updating the annual aggregate Medicare payment cap.
Review Choice Demonstration for Home Health Services
In June 2019, CMS commenced the Home Health Review Choice Demonstration (“RCD”) in Illinois and later expanded the program to four additional states. RCD is intended to test whether pre-claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care.
We operate agencies (representing approximately 43% of our home health Medicare claims) in the five RCD states. This demonstration project requires us to incur additional administrative and staffing costs and may impact the timeliness of claims payments given that MACs in Illinois in a prior version of the project had difficulty processing pre-claim reviews on a timely basis.
Compliance and Quality of Care
The Compliance/Quality of Care Committee’s function is to assist our board of directors in fulfilling its fiduciary responsibilities relating to our regulatory compliance and cyber risk management activities and to ensure we deliver quality care to our patients.
Our chief compliance officer provides quarterly reports to the Compliance/Quality of Care Committee on patient privacy compliance efforts and related matters. We also maintain an inter-departmental privacy and security committee that generally meets at least quarterly and oversees our programs and initiatives that seek to protect and secure our data and systems.
Human Capital Management
Overview of Our Employees.
As of December 31, 2022, we employed approximately 11,000 individuals, none of whom were represented by a labor union. In order to recruit and retain our clinical employees, we maintain a total rewards program that we view as a combination of the tangible components of pay and benefits with the intangible components of a culture that encourages learning, development, and a supportive work environment. We believe our outstanding employee engagement, discussed below, is evidence that our human capital management efforts have been successful. We also believe our ongoing recognition in Modern Healthcare’s list of ‘Best Places to Work,’ Fortune’s ‘Top 20 in Healthcare,’ and many other awards are further evidence of that success. We focus on the following strategic human capital imperatives:
•maintaining competitive compensation and benefit programs that reward and recognize employee performance;
•fostering a strong culture that values diversity, equity, inclusion and belonging; and
•emphasizing employee development and engagement to attract talent and reduce turnover.
Compensation and Benefits.
Maintaining competitive compensation and benefit programs that reward and recognize employee performance furthers our goal to attract, retain, and motivate employees who will help us deliver high-quality patient care. We are also committed to providing comprehensive benefit options that will allow our employees and their families to live healthier and more secure lives. In our compensation and benefit programs:
•we provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location;
•we base annual increases and incentive compensation on merit, which is communicated to employees through our talent management process as part of our annual review procedures;
•all full-time employees are eligible for health insurance, paid and unpaid leaves, a retirement plan, tuition assistance through the Enhabit Scholars and Young Scholars Program, employee assistance services, life and disability/accident coverage, an accrual rate for paid days off, and an extended illness benefit program;
•we provide an employer match on retirement plan contributions;
•we also offer a wide variety of voluntary benefits that allow employees to select the options that meet their needs, including dental insurance, vision insurance, hospital indemnity insurance, accident insurance, critical illness insurance, supplemental life insurance, disability insurance, health savings accounts, and flexible spending accounts;
•we have various short-term incentive plans for leadership; and
•we plan to make annual grants of restricted stock to employees at various levels of leadership to foster a strong sense of ownership and align the interests of management with those of our stockholders.
Diversity, Equity, Inclusion and Belonging.
We believe fostering a strong culture that values diversity, equity, inclusion and belonging (“DEIB”) allows us to be competitive in recruiting and retaining employees. We were recognized by Modern Healthcare as a ‘Top 100 Best Place to Work for Women and for Diversity’ in 2019. We maintain a DEIB program overseen by a committee of diverse individuals committed to our mission of A Better Way to Care and supported by a dedicated DEIB Specialist role. The program is further supported by four distinct sub-committees comprising of a broad and cross-functional group, including our leadership and front-line staff. The four components of our inclusion and diversity program are:
•Attract. Our initiatives include inclusion and diversity training for all employees and as a foundational element of our leadership development curriculum, scholastic partnership with historically black colleges and the use of recruitment tools to help identify diverse talent. We have also developed an inclusion and diversity program to identify and create opportunity for diverse leaders.
•Welcome. We have a Welcome Ambassador program to ensure that all employees are welcomed to the organization and are aware of our organizational commitment to inclusion and diversity.

•Support & Equip. We use our weekly blasts and podcasts to educate our employees about inclusion and diversity topics, such as unconscious bias. This education supports our employees by equipping them with the informational tools necessary to better foster an inclusive and diverse workplace.
Employee Development and Engagement.
By promoting employee development and engagement, we believe we can increase our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment where staffing shortages are not uncommon.
We support the long-term career aspirations of our employees through education and professional development.
•Education opportunities. We offer our nurses an opportunity to advance their academic degrees at a reduced tuition rate of 20% to 50% of the total program cost. Our full-time nursing and therapy staff also have unlimited access to online education and training to ensure continuing education units are available at no cost.
•Tuition reimbursement and scholarship programs. Employees also have the opportunity to advance their education through our Enhabit Scholars and Young Scholars scholarship programs, pursuant to which we award tuition reimbursement grants to employees and their dependents.
•Enhabit Enrichment Center. We offer extensive on-site and regional courses to develop our employees. Courses include clinical, business development, operations, and leadership development programs that help our employees to stay current on best practices, ensure compliance with policies and process, and promote continued growth and development at all levels of the organization. A state-of-the-art classroom and a broadcast studio have been designed to enhance the educational environment to support adult learning principles and sustained impact of our educational programs.
•Other employee development programs:
◦career ladders that offer paths to develop, demonstrate, and be rewarded for expanded responsibility in nursing, therapy, case management, business development leadership, and operations management;
◦formal coaching and online development library that provides access to a wide range of readily available internal and external content on many topics important for success in current or desired jobs;
◦robust leadership development program that develops employees interested in supervisory positions through executive leadership; and
◦leadership coaching that provides six months of executive coaching to high-performing leaders.
To further aid in employee development, we have invested in what we believe to be best-in-class technology to offer on demand learning and development programs, including podcasts and a broadcast studio for enhanced virtual learning. Another important aspect of employee development is succession planning. We annually review our talent to identify potential successors for key positions and to identify candidates for accelerated development based on their performance and potential. The annual process includes an assessment of each employee’s promotability based on a set of leadership core competencies defined as part of our talent strategy.
Technology
We believe our use of technology enhances our competitive position in the markets we serve. Our systems also emphasize interoperability with referral sources and other providers to coordinate care. We have devoted substantial resources, effort, and expertise to leveraging technology to create solutions that improve patient care and operating efficiencies. We deploy and utilize new technologies to improve patient care and achieve operational efficiencies.
We use an electronic medical records system that we license under a client service and license agreement with Homecare Homebase. The system manages the entire patient workflow and provides field clinicians with access to patient records, diagnostic information, and notes from prior visits via a mobile application. Real-time, customized feedback and instructions are provided to field clinicians on-site. The system enhances patient data capture and database management, which aids in the development of algorithms that can improve the plan of care.
Our information management system’s data management and reporting ensure management has access to relevant data needed to make timely, accurate decisions. The system features rules-based algorithms that ensure accountability by escalating tasks and notifying management when processes are delayed.
Our information management system also provides real-time market intelligence to members of our sales team, allowing them to quickly identify the most valuable referral sources. Specialty programs integrate individual physician protocols into the system. We believe this creates loyalty for physicians and facilities, generating greater consistency in future referrals. Additionally, a web-based portal allows referring physicians to easily monitor the care and progress of patients and to sign orders electronically.
We also work with a predictive analytics platform to improve our data analysis of patient care. We use this predictive analytics platform's models to help identify patients at risk for unplanned hospitalizations. The platform recommends a patient-centered visit utilization plan to promote discharge without hospitalization and prompts continued touch points with discharged patients to identify and prevent post-discharge hospitalizations. The models stratify the patient population based on hospitalization risk and use interactive voice response technologies to increase touch points with high-risk patients. The models also identify home health patients who are potentially better suited and eligible for hospice care, ensuring that our patients receive care from the service line best matching their care needs.
Available Information
Our Internet website address is www.ehab.com, which we use as a channel for routine distribution of important information, including news releases, investor presentations and financial information. We make available, free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on
Form 8-K, as soon as reasonably practicable after providing such reports to the SEC. Also, the charters of our Audit Committee, Compensation and Human Capital Committee, Compliance/Quality of Care Committee, Finance Committee and Nominating/Corporate Governance Committee, our Corporate Governance Guidelines, Standards of Business Conduct and Ethics, Insider Trading Policy, Recoupment Policy, Amended and Restated Bylaws, Certificate of Incorporation and information regarding certain of our investor presentations, press releases and shareholder communications are available through our website. All of these materials are available free of charge and in print to any shareholder who provides a written request to the Corporate Secretary at 6688 North Central Expressway, Suite 1300 Dallas, Texas 75206. The contents of our website are not intended to be incorporated by reference into this Annual Report or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.

Item 1A. Risk Factors.
You should carefully consider the following risks and uncertainties, together with all the other information in this Annual Report, including our consolidated financial statements and the related notes, in evaluating Enhabit and Enhabit common stock (“our stock” or “our common stock”). This section does not describe all risks that may be applicable to us, our industry, or our business, and it is intended only as a summary of material risk factors. Additional risks and uncertainties we have not or cannot foresee may also adversely affect us in the future. If any of the risks below or other risks or uncertainties discussed elsewhere in this Annual Report are actually realized, our business and financial condition, results of operations, and cash flows could be adversely affected.
Risks Related to Our Business
Reimbursement Risks
Reductions or changes in reimbursement from government or third-party payors could adversely affect our Net service revenue and other operating results.
We derive a substantial portion of our Net service revenue from the Medicare program. See Item 1, “Business—Sources of Revenue” in this Annual Report for a table identifying the sources and relative payor mix of our revenues. In addition to many ordinary course reimbursement rate changes that CMS adopts each year as part of its annual rulemaking process for various healthcare provider categories, Congress and certain state legislatures periodically propose significant changes in laws and regulations governing the healthcare system. Many of these changes result in limitations on increases and, in some cases, significant roll-backs or reductions in the levels of payments to healthcare providers. There can be no assurance that future governmental initiatives will not result in pricing freezes, reimbursement reductions, or reduced levels of reimbursement increases that are less than the increases we experience in our costs of operations. There is also no assurance that our patient accounts receivable, particularly during the business integration process, or when transitioning between systems associated with clinical data collection and submission, will be collected in a timely fashion, or at all. Because our percentage of revenues from Medicare exceeds that of many of our competitors, such changes could have a disproportionate impact on our revenues compared to the impact on the revenues of our competitors.
Many provisions within the Patient Protection and Affordable Care Act (as amended, the “2010 Healthcare Reform Laws”) have impacted or could in the future impact our business, including Medicare reimbursement reductions and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives. For Medicare providers like us, the 2010 Healthcare Reform Laws include reductions in CMS’s annual adjustments to Medicare reimbursement rates, commonly known as a “market basket update.”

The 2010 Healthcare Reform Laws also require market basket updates for home health and hospice providers to be reduced by a productivity adjustment on an annual basis. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The 2023 Hospice Payment Rate Update Final Rule finalized a 3.8% hospice payment update percentage. This was the result of a 4.1% market basket increase and a 0.3 percentage point productivity adjustment. For home health, CMS finalized an aggregate 0.7% increase which reflects a 4.1% market basket increase, a 0.1% productivity adjustment, a -3.925% permanent behavioral adjustment and an estimated 0.2% increase due to effects from updating the fixed-dollar loss ratio used for determining outlier payments.
Other federal legislation can also have a significant direct impact on our Medicare reimbursement. In 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments. This automatic reduction, known as “sequestration,” began affecting payments received after April 1, 2013. Under current law, for each year through fiscal year 2030, the reimbursement we receive from Medicare, after first considering all annual payment adjustments, including the market basket update, will be reduced by sequestration. The CARES Act temporarily suspended sequestration for the period of May 1 through December 31, 2020. Subsequent legislation extended the sequestration suspension until April 1, 2022. Sequestration resumed on April 1, 2022 but with only a 1% payment reduction through June 30, 2022, at which time the 2% reduction resumed.
Additional Medicare payment reductions are also possible under Statutory PAYGO. Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a five- or ten-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of Medicare. In 2021, President Biden signed the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”). The Congressional Budget Office estimated that the American Rescue Plan Act would result in budget deficits necessitating a 4% reduction in Medicare program payments for 2022 under Statutory PAYGO unless Congress and the President take action to waive the Statutory PAYGO reductions. The Protecting Medicare and American Farmers from Sequester Cuts Act also suspends until 2025 the Statutory PAYGO reductions that would have gone into effect as a result of the American Rescue Plan Act. Concerns held by federal policymakers about the federal deficit, national debt levels, or healthcare spending specifically, including solvency of the Medicare trust fund, could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and further reductions to provider payments.
Each year, MedPAC advises Congress on issues affecting Medicare including, among others, the HH-PPS and the Hospice-PS. In 2020, MedPAC called for future research into Medicare hospice payments and expressed concerns that aggregate payments substantially exceed costs and that there are outlier utilization patterns in the industry. In 2021, MedPAC recommended to Congress, among other things, legislative changes to eliminate the update to the 2021 Medicare base payment rates for hospice, reduce the aggregate payment cap by 20%, and reduce the base payment rate by 5% under the HH-PPS.
In 2018, MedPAC reiterated its recommendation that Congress adopt a unified payment system for all post-acute care (“PAC-PPS”) in lieu of separate systems for inpatient rehabilitation facilities, skilled nursing facilities, long-term acute care hospitals, and home health agencies. A PAC-PPS would rely on “site neutral” reimbursement based on patients’ medical conditions and other clinical factors rather than the care settings. MedPAC found a PAC-PPS to be feasible and desirable but also suggested many existing regulatory requirements should be waived or modified as part of implementing a PAC-PPS. MedPAC previously estimated, although we cannot verify the methodology or the accuracy of that estimate, a PAC-PPS would result in a 1% decrease to home health reimbursements. MedPAC has also called for aligning Medicare regulatory requirements across post-acute providers, although the agency has acknowledged it could take years to complete this effort. Additionally, MedPAC previously has suggested that Medicare should ultimately move from fee for service reimbursement to more integrated delivery payment models.
MedPAC also recommended significant changes to the HH-PPS, some of which CMS incorporated into the PDGM system mandated by the 2018 Budget Act and set out in the final rule for the 2019 HH-PPS. Beginning in 2020, PDGM replaced the prior 60-day episode of payment methodology with a 30-day payment period and eliminated therapy usage as a factor in setting payments (that is, more therapy visits led to higher reimbursement). CMS adopted a 4.4% reduction in the base payment rate for 2020 intended to offset the provider behavioral changes that CMS assumed PDGM would drive. The reimbursement and other changes associated with PDGM could have a significant impact on our home health agencies. Likewise, MedPAC’s previously recommended changes to the Hospice-PS, including a wage adjustment and a reduction in the hospice aggregate cap by 20%, could have a significant impact on our hospice agencies.
There can be no assurance that future governmental action will not result in substantial changes to, or material reduction in, our reimbursements. In any given year, the net effect of statutory and regulatory changes may result in a decrease in our reimbursement rate, and that decrease may occur at a time when our expenses are increasing. As a result, there could be a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, “Business—Sources of Revenue—Medicare Reimbursement—Regulation,” in this Annual Report.
Our quality of care and CMS quality reporting requirements could adversely affect the Medicare reimbursement we receive.
The focus on alternative payment models and value-based purchasing of healthcare services has, in turn, led to more extensive quality of care reporting requirements. In many cases, the new reporting requirements are linked to reimbursement incentives. For example, home health and hospice agencies are required to submit quality of care data to CMS each year, and the failure to comply results in a 2% reduction in their market basket updates.
The IMPACT Act has mandated that CMS adopt several new quality reporting measures for the various post-acute provider types, which we expect will be implemented over the next several years. The adoption of additional quality reporting measures to track and report will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. Currently, CMS requires home health providers to track and submit patient assessment data to support the calculation of 20 quality of care reporting measures.
In addition, CMS has instituted a Star rating methodology for home health agencies to meet the 2010 Healthcare Reform Laws’ call for more transparent public information on provider quality. All Medicare-certified home health agencies are eligible to receive a Star rating (from 1 to 5 Stars) based on a number of quality of care measures, such as timely initiation of care, drug education provided to patients, fall risk assessment, depression assessments, improvements in bed transferring, and bathing, among others. Failing to maintain satisfactory Star rating scores could affect our rates of reimbursement and patient referrals and have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.
There can be no assurance that all of our agencies will meet quality reporting requirements or quality performance in the future, which may result in one or more of our agencies seeing a reduction in its Medicare reimbursements. We, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
We face periodic and routine reviews, audits, and investigations under our contracts with federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits, and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various federal and state government programs in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. For additional discussion of the reviews, audits, and investigations to which we are subject, see Item 1, “Business—Governmental Review, Audits, and Investigations” in this Annual Report.
The HHS-OIG also conducts audits and has included various home health agency and hospice payment and quality issues in its current workplan. Additionally, private pay sources reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:
•required refunding or retroactive adjustment of amounts we have been paid pursuant to the federal or state programs or from private payors;
•state or federal agencies imposing fines, penalties, and other sanctions on us;
•loss of our right to participate in the Medicare program, state programs or one or more private payor networks; or
•damage to our business and reputation in various markets.
Efforts to reduce payments to healthcare providers undertaken by third-party payors, conveners, and referral sources could adversely affect our revenues and profitability.
Health insurers and managed care companies, including Medicare Advantage plans, may utilize certain third parties, known as conveners, to attempt to control costs. Conveners offer patient placement and care transition services to those payors as well as bundled payment participants, ACOs, and other healthcare providers with the intent of managing post-acute utilization and associated costs. Conveners may influence referral source decisions on which post-acute setting to recommend, as well as how long to remain in a particular setting. Conveners are not healthcare providers and may suggest a post-acute setting or duration of care that may not be appropriate from a clinical perspective, potentially resulting in a costly acute care hospital readmission.
We also depend on referrals from physicians, acute care hospitals, and other healthcare providers in the communities we serve. As a result of various alternative payment models, many referral sources are becoming increasingly focused on reducing post-acute costs by eliminating post-acute care referrals. Our ability to attract patients could be adversely affected if any of our home health agencies fail to provide or maintain a reputation for providing high-quality care on a cost-effective basis as compared to other providers.
In addition, there are increasing pressures, including as a result of the 2010 Healthcare Reform Laws, from many third-party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Our relationships with managed care and nongovernmental third-party payors, such as HMOs and PPOs, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services, and can add administrative complexity to our billing and collection process. Our Net service revenue and our ability to grow our business with these payors could be adversely affected if we are unable to negotiate and maintain favorable agreements with third-party payors.
Changes in our payor mix or the needs of our patients could adversely affect our Net service revenue or our profitability.
The reimbursement rates we receive from traditional Medicare Fee for Service are generally higher than those received from other payors. We are attempting to grow the number of Medicare Advantage networks in which we participate, so we expect the payor mix to continue to shift with that growth. Not only do Medicare Advantage and managed care payors generally pay less than Medicare Fee for Service, we also expect bad debt to be slightly higher for patients covered by Medicare Advantage and managed care, as patients typically retain more payment responsibility under those arrangements. Further, it generally is more time and labor intensive to bill claims with Medicare Advantage, meaning our collection cycle will lengthen as we grow the number of Medicare Advantage networks in which we participate.
The expansion and growth of Medicaid resulting from the 2010 Healthcare Reform Laws have increased the number of those patients coming to us. Medicaid reimbursement rates are consistently the lowest among those of our payors, and frequently Medicaid patients come to us with other complicating conditions that make treatment more difficult and costly.
While we cannot predict the growth of, or changes to, Medicaid, President Biden has stated that he favors extending public health insurance coverage to low-income individuals currently ineligible for Medicaid, which could shift our payor mix to lower reimbursement rate payors.
The administration of billings and collections is complex, and our estimates of accounts receivable require us to exercise judgment. Delays in reimbursement due to administrative issues or inadequate reserve estimates may cause financial reporting issues or liquidity problems.
The billing and collection of our accounts receivable from payors is subject to numerous and complex administrative processes and requires a significant amount of time and effort, including, but not limited to, the assessment of patient eligibility, the process of pre-authorization, the recording and collection of provider documentation, the timely and complete submission of claims for reimbursement, the application of cash receipts to patient accounts, the timely response to payor denials, and the conduct of collection activities. Additional administrative processes are also required when patients elect to change their third-party payors, i.e., when patients switch from Medicare to Medicare Advantage.
In addition, our accounts receivable with Medicare and Medicaid are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by nongovernment payors, and a portion of our accounts receivable are typically under medical review by payors. The amount collected may materially differ from the amount billed. Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could have a material adverse effect on our business, financial position, results of operations and liquidity.
Further, if our reserve estimates are inadequate and we do not collect the amount of accounts receivable that we expect in a timely fashion, or at all, our financial position may materially differ from financial results that we have historically recorded.
In addition, timing delays in, or unrealized levels of, billings and collections may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our financial position and results of operations and in maintaining liquidity. It is possible that Medicare, Medicaid, documentation support, system problems or other provider issues or industry trends, particularly with respect to newly acquired entities for which we have limited operational experience, may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.
Medicare reimbursement of hospice services is subject to caps, which may result in our having to reimburse Medicare for certain amounts previously paid to us.
Payments made by Medicare to each hospice provider are subject to an inpatient cap amount and an overall payment cap amount, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. If payments made to our hospice providers exceed either of these caps, we may be required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Other Regulatory Risks
The ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives, may significantly affect our business and results of operations.
The healthcare industry faces regulatory uncertainty around attempts to improve outcomes and reduce costs, including coordinated care and integrated delivery payment models. In an integrated delivery payment model, hospitals, physicians, and other care providers are incentivized to coordinate healthcare on a more efficient, patient-centered basis. Providers are paid based on the overall value and quality, rather than the number, of services provided. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery payment model would disrupt the healthcare industry, which may have a significant impact on our business and results of operations.
In recent years, HHS has been studying the feasibility of bundling, including conducting a voluntary, multi-year bundling pilot program to test and evaluate alternative payment methodologies. CMS’s voluntary BPCI Advanced initiative runs through December 31, 2023 and covers 29 types of inpatient and three types of outpatient clinical episodes, including stroke and hip fracture. Accordingly, reimbursement may be increased or decreased, compared to what would otherwise be due, based on whether the total Medicare expenditures and patient outcomes meet, exceed, or fall short of the targets.
Similarly, CMS has established several ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are maintained. The ACO rules are extremely complex and remain subject to further refinement by CMS.
Additionally, as the number and types of bundling, direct contracting, and ACO models increase, the number of Medicare beneficiaries who are treated in these models increases. Our unwillingness or inability to participate in integrated delivery payment and other alternative payment models and the referral patterns of other providers participating in those models may limit our access to Medicare patients who would benefit from treatment by home health services. In an attempt to reduce costs, ACOs may seek to discourage referrals to post-acute care altogether. For further discussion of coordinated care and integrated delivery payment models and value-based purchasing initiatives, the associated challenges, and our efforts to respond to them, see Item 1, “Business—Our Industries and Opportunity—Emphasis on Value-Based Payment Models,” in this Annual Report.
Other legislative and regulatory initiatives and changes affecting the industry could adversely affect our business and results of operations.
In addition to the legislative and regulatory actions that directly affect our reimbursement rates or further the evolution of the current healthcare delivery system, other legislative and regulatory changes, including as a result of ongoing healthcare reform, affect healthcare providers like us from time to time. For example, the 2010 Healthcare Reform Laws provide for the expansion of the federal Anti-Kickback Law and the False Claims Act (the “FCA”), likely increasing investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the FCA, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. The initial suspension period may be up to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS-OIG or the DOJ. Any such suspension would adversely affect our financial position, results of operations, and cash flows.
Some states in which we operate have also undertaken, or are considering, healthcare reform initiatives that address similar issues. While many of the stated goals of other federal and state reform initiatives are consistent with our own goal to provide high-quality and cost-effective care, legislation and regulatory proposals may lower reimbursements, increase the cost of compliance, decrease patient volumes, promote frivolous or baseless litigation, and otherwise adversely affect our business. We cannot predict what healthcare initiatives, if any, will be enacted, implemented, or amended, or the effect any future legislation or regulation will have on us.
In 2019, CMS adopted a new rule as called for by the IMPACT Act that revises the discharge planning requirements applicable to our home health agencies. This rule requires hospitals to institute standardized procedures to identify those patients who are likely to suffer adverse health consequences upon discharge in the absence of adequate discharge planning and to provide a discharge planning evaluation for such patients to ensure that appropriate arrangements for post-hospital care are made before discharge. The rule requires that home health agencies develop and implement an effective discharge planning process. Home health agencies must also send certain medical and other information to the post-discharge facility or health care practitioner and comply with requests for additional information as necessary for treatment of the patient. The rule will likely require implementation of new processes and modification of existing discharge forms and reports, and patient visits may need to be extended in order to accommodate patient education. We expect to incur additional one-time and recurring expenses to comply with the new requirements, but at this time we cannot predict what the final impact will be. In areas where we are not part of a managed care network with significant enrollment, this discharge planning rule may negatively affect the number of patients choosing us.
We cannot predict what legislative or regulatory reforms or changes, if any, will ultimately be enacted or the timing or effect any of those changes or reforms will have on us. If enacted, they may be challenging for all providers, and have the effect of limiting Medicare beneficiaries’ access to healthcare services, which could have a material adverse impact on our Net service revenue, financial position, results of operations, and cash flows. For additional discussion of healthcare reform and other factors affecting reimbursement for our services, see Item 1, “Business—Regulation—Sources of Revenue—Medicare Reimbursement,” in this Annual Report.
Compliance with the extensive laws and government regulations applicable to healthcare providers requires substantial time, effort, and expense, and if we fail to comply with them, we could suffer penalties or be required to make significant changes to our operations.
Healthcare providers are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:
•licensure, certification, enrollments, and accreditation;
•policies, at either the national or local level, delineating what conditions must be met to qualify for reimbursement under Medicare (also referred to as coverage requirements);
•coding and billing for services;
•relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;
•quality of medical care;
•use and maintenance of medical supplies and equipment;
•maintenance, security and privacy of patient information and medical records, including electronic health data and health system interoperability;
•minimum staffing;
•acquisition and dispensing of pharmaceuticals and controlled substances; and
•disposal of medical and hazardous waste.
In the future, changes in these laws or regulations or the manner in which they are enforced could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements, as well as the way in which we deliver home health and hospice services. Those changes could also affect reimbursements as well as future compliance, training, and staffing costs.
Examples of regulatory changes that can affect our business, beyond direct changes to Medicare reimbursement rates, can be found from time to time in CMS’s annual rulemaking. For example, to implement the 2018 Budget Act, the final rule for the 2019 Hospice-PS amended the hospice regulations to permit physician assistants to serve as “attending physicians” for patients in addition to physicians and nurse practitioners. In addition, the use of sub-regulatory guidance, statistical sampling, and extrapolation by CMS, Medicare contractors, HHS-OIG, and DOJ to deny claims, expand enforcement claims, and advocate for changes in reimbursement policy increases the risk that we could experience reduced revenue, suffer penalties, or be required to make significant changes to our operations.
Because Medicare comprises a significant portion of our Net service revenue, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. Settlements of alleged violations or imposed reductions in reimbursements, substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows. Even the assertion of a violation, depending on its nature, could have a material adverse effect upon our stock price or reputation and could cost us significant time and expense to defend.
If any of our home health or hospice agencies fail to comply with the Medicare enrollment requirements or conditions of participation, that agency could be subject to sanctions or terminated from the Medicare program.
Each of our home health and hospice agencies must comply with extensive enrollment requirements and conditions of participation for the Medicare program. Failure to comply with applicable certification requirements may make our agencies ineligible for Medicare or Medicaid reimbursement. A determination by a regulatory authority that an agency is not in compliance with applicable requirements could also lead to the assessment of fines or other penalties, loss of licensure, exclusion from participation in Medicare and Medicaid, and the imposition of requirements that the offending agency must take corrective action. In addition, Medicare or Medicaid may seek retroactive reimbursement from noncompliant providers or otherwise impose sanctions for noncompliance.
Non-governmental payors often have the right to terminate provider contracts if the provider loses its Medicare or Medicaid certification. Termination of one or more of our care centers from the Medicare program for failure to satisfy the program’s conditions of participation, or the imposition of alternative sanctions, could disrupt operations, require significant attention by management, or have a material adverse effect on our business and reputation and consolidated financial condition, results of operations, and cash flows.
Federal regulation may impair our ability to consummate acquisitions or open new agencies.
Changes in federal laws or regulations may materially adversely impact our ability to acquire home health agencies or open de novo home health agencies. For example, CMS has adopted a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health agencies—those that either enrolled in Medicare or underwent a change in ownership within 36 months before the acquisitions—from assuming the Medicare billing privileges of the acquired agency. Instead, the acquired home health agencies must enroll as new providers with Medicare. As a result, the 36 Month Rule may further increase competition for acquisition targets that are not subject to the rule and may cause significant Medicare billing delays for the purchases of home health agencies that are subject to the rule.
Other Operational and Financial Risks
The proper function, availability, and security of our information systems are critical to our business, and failure to maintain them or to protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are required to comply with HIPAA regulations regarding the privacy and security of protected health information, as well as state laws that focus on privacy, security, and notification requirements with regard to personal information. The HIPAA regulations impose significant requirements on providers and our third party vendors with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex requirements for providers to establish reasonable and appropriate administrative, technical, and physical safeguards to ensure the confidentiality, integrity, and availability of protected health information. HIPAA directs the Secretary of HHS to periodically audit compliance by covered entities.
We are and will remain dependent on the proper function, availability, and security of our (and third parties') information systems, including our electronic clinical information system. We expend significant capital to protect our information systems and the data maintained within those systems from security breaches, including cyber-attacks, email phishing schemes, malware, and ransomware, and we periodically test the adequacy of our security and disaster recovery measures. We have implemented administrative, technical, and physical controls to prevent unauthorized access to that data, which includes patient information and other sensitive information, but we routinely identify attempts to gain unauthorized access to our systems.
Given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent, or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. In recent years, several hospitals have reported being victims of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. There have been other recent significant incidents of software vendor compromises. Threat actors continue to attempt to exploit commonly used software and services to gain remote access to a large number of their customers’ information systems. For example, in August 2021, Microsoft, our email exchange service provider, reported a vulnerability within its email exchange services which attackers can use to remotely bypass the access control list then elevate privileges. We are likely to face attempted attacks in the future.
A compromise of our network security measures or other controls, or of those businesses or vendors with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized persons or unavailability of systems necessary to the operation of our business, could impact patient care, harm our reputation, and exposes us to significant remedial costs as well as regulatory actions (fines and penalties) and claims from patients, financial institutions, regulatory and law enforcement agencies, and other persons, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows. A security breach, or threat thereof, could require that we expend significant resources to repair or improve our information systems and infrastructure and could distract management and other key personnel from performing their primary operational duties. In the case of a material breach or cyber-attack, the associated expenses and losses may exceed our current insurance coverage for such events. Some adverse consequences may not be insured, such as reputational harm and third-party business interruption. Failure to maintain proper function, security, or availability of our information systems or protect our data against unauthorized access, or the failure of one or more of our key partners, vendors, or other counterparties to do these things, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
If we are unable to provide a consistently high quality of care, our business will be adversely impacted.
Providing quality patient care is fundamental to our business. We believe hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. For example, Medicare imposes a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospital readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. If we fail to attain our goals regarding acute care hospital readmission rates and other quality metrics, we expect our ability to generate referrals to be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
Additionally, Medicare has established consumer-facing websites, Home Health Compare and Hospice Compare, that present data regarding our performance on certain quality measures compared to state and national averages. Failure to achieve or exceed these averages may affect our ability to generate referrals, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
We face intense competition for patients from other healthcare providers.
We operate in the highly competitive and fragmented home health and hospice industries. Our primary competitors in home health services are two large insurance companies, a large public home health company, privately owned home health and hospice companies, and acute care hospitals with adjunct home health services. We compete with a variety of companies in both home health and hospice, some of which have greater financial and other resources, advantages of scale and more established presences in their respective communities.
Competing companies may offer newer or different services from those we offer or have better relationships with referring physicians and may thereby attract patients who are presently, or would be candidates for, receiving our services. Other companies, including hospitals and other healthcare organizations that are not currently providing competing services, may expand their services to include home health, hospice care, or similar services. In several states in which we operate, a majority of the Medicare Advantage patients within the state are insured by two large managed care companies that either currently offer home health services or are actively pursuing the acquisition of a business that offers home health services. The managed care companies have substantial resources and existing relationships with customers, which may serve as a large patient base for their current or future home health services. Competition by these managed care companies in home health services may adversely affect our growth strategy of capturing greater Medicare Advantage volumes.
In addition, from time to time, there are efforts in states with certificate of need laws to weaken those laws, which could potentially increase competition in those states. Conversely, competition and statutory procedural requirements in some CON states may inhibit our ability to expand our operations in those states. For a breakdown of the CON status of the states and territories in which we have operations, see Item 2, “Properties,” in this Annual Report. There can be no assurance current or future competition will not adversely affect our business, financial position, results of operations or cash flows.

If we are unable to maintain or develop relationships with patient referral sources, our growth and profitability could be adversely affected.
Our success depends in large part on referrals from physicians, hospitals, case managers and other patient referral sources in the communities we serve. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. However, there can be no assurance that individuals will not attempt to steer patients to competing post-acute providers or otherwise limit our access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute care hospitals, and other post-acute providers may hinder patient referrals to us. The growing emphasis on integrated care delivery across the healthcare continuum increases that risk.
In 2022, we admitted approximately 23,000 patients following their discharge from an Encompass rehabilitation hospital. We cannot provide assurance that we will be able to maintain our existing referral source relationships, including with Encompass, or that we will be able to develop and maintain new relationships in existing or new markets. Some of our business practices related to care coordination and transitions of care from Encompass changed following the separation. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to grow our business and operate profitably.
We may make investments or complete transactions that could expose us to unforeseen risks and liabilities. Further, we may not be able to successfully integrate acquisitions or realize the anticipated benefits of any acquisitions.
We selectively pursue strategic acquisitions of, and in some instances joint ventures with, other healthcare providers. We may face limitations on our ability to identify sufficient acquisition or other development targets and to complete those transactions to meet goals. In the home health industry, there is significant competition to acquire companies that have a large number of locations.
Any acquisitions, investments, and joint ventures that we complete, involve numerous risks, including:
•legal and regulatory limitations on our ability to complete such acquisitions, particularly those involving not for profit providers, on terms, timelines, and valuations reasonable to us;
•obtaining financing for acquisitions at a cost reasonable to us;
•difficulties integrating acquired operations, personnel, and information systems, and in realizing projected revenues, efficiencies, and cost savings, or returns on invested capital;
•entry into markets, businesses, or services in which we may have little or no experience;
•diversion of business resources or management’s attention from ongoing business operations; and
•exposure to undisclosed or unforeseen liabilities of acquired operations, including liabilities for failure to comply with healthcare laws and anti-trust considerations in specific markets, successor liability imposed by Medicare, and risks and liabilities related to previously compromised information systems.
There may be substantial difficulties, costs and delays involved in the integration of acquired businesses. Additionally, an acquisition could disrupt our business and operations and our relationships with customers, employees, and other parties. In some cases, the acquired business has itself grown through acquisitions, and there may be legacy systems, operating policies and procedures, and financial and administrative practices yet to be fully integrated. To the extent we are attempting to integrate multiple businesses at the same time, we may not be able to do so as efficiently or effectively as we initially anticipate. The failure to successfully integrate on a timely basis any acquired business could have an adverse effect on our business, financial position, results of operations and cash flows.
In addition, acquired businesses may not contribute to our revenues or earnings to the extent anticipated, and any expected synergies may not be realized. If the acquired businesses underperform, we may be required to take an impairment charge. Failure to achieve the anticipated benefits could also divert management’s time and energy and could have an adverse effect on our business, financial position, results of operations, and cash flows.
Our business depends on the ability of our employees to travel via fleet vehicles or their personal vehicles, and our business operations may be impacted by rising costs of fuel and access to fleet vehicles.
To provide home health and hospice services, our employees must drive to our patients using either company fleet vehicles or personal vehicles. For the company fleet vehicles, we reimburse our employees’ out-of-pocket expenses, including fuel cost, and we reimburse our employees using their personal vehicles for mileage pursuant to an established reimbursement methodology. Fluctuations in fuel prices affect our cost per visit and per patient day, and in an environment of increasing fuel prices, our cost per visit and per patient visit can increase due to factors beyond our control. Additionally, recent supply chain issues have impacted the number of fleet vehicles available for use by our employees, as our ability to obtain replacement or purchase new vehicles in a timely matter has been hindered. If the costs associated with fuel, repair expenses, and new fleet vehicles continue to rise, our future operations and financial results may be adversely affected, and our profits and profit margins will likely be reduced.
Competition for staffing, shortages of qualified personnel or other factors may increase our staffing costs and reduce profitability.
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our locations. Our ability to attract and retain qualified personnel depends on several factors, including our ability to provide competitive wages and benefits. In some markets, the lack of availability of medical personnel is a significant operating issue facing all healthcare providers, including us. A shortage may require us to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. Our failure to recruit and retain qualified medical personnel could cause the quality of our services to decline or our ability to grow may be constrained.
If our staffing costs increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased staffing costs is limited. In particular, if staffing costs rise at an annual rate greater than our net annual market basket update from Medicare, as is expected to happen in 2023, or we experience a significant shift in our payor mix to lower rate payors such as Medicaid, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration and PDGM reimbursement rate reductions, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, in turn increasing our turnover and associated costs.
We operate in a highly regulated industry in which healthcare providers are routinely subject to litigation, the outcome of which could have a material adverse effect on us.
We operate in a highly regulated industry in which healthcare providers are routinely subject to litigation. Various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are a defendant in a number of lawsuits, most of which are general and professional liability matters inherent in treating patients with medical conditions.
On any given day, we have thousands of care providers driving to and from the homes of patients where we provide services and administer care to individuals with a variety of serious, sometimes terminal, medical conditions. We cannot predict the impact any claims arising out of the travel, the home visits or the care being provided (regardless of their ultimate outcomes) could have on our business or reputation or on our ability to attract and retain patients and employees.
Substantial damages, fines or other remedies assessed against us or agreed to in settlements could have a material adverse effect on our business, financial position, results of operations and cash flows. Additionally, the costs of defending litigation and investigations, even if frivolous or non-meritorious, could be significant. We also cannot predict the adequacy of any reserves for such losses or recoveries from any insurance or re-insurance policies we maintain, and there can be no guarantee that our insurance policies cover all risks that our business may face.
We may incur additional indebtedness in the future, and that debt or the associated increased leverage may have negative consequences for our business. The restrictive covenants included in the terms of our indebtedness could affect our ability to execute aspects of our business plan successfully.
In connection with our separation from Encompass, we entered into a $400.0 million term loan A facility and a $350.0 million revolving credit facility. Subject to specified limitations, the credit agreement governing this indebtedness will permit us and our subsidiaries to incur additional debt. Any additional debt that we incur could exacerbate these risks.
Our indebtedness could have important consequences, including:
•limit our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other general corporate purposes;
•make us more vulnerable to unfavorable economic, industry and competitive conditions and government regulation by limiting our flexibility in planning for, and reacting to, changing conditions;
•place us at a competitive disadvantage compared with competing providers that have less debt; and

•expose us to risks inherent in interest rate fluctuations, which could result in higher interest expense, as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report.
We cannot assure that changes in our business or other factors will prevent us from satisfying obligations under our credit agreement or other future debt instruments. If we are unable to generate sufficient cash flow from operations to service our debt and any other cash payment obligations, we may have to refinance all or a portion of our debt, obtain additional financing, reduce expenditures, or sell assets we deem necessary to our business. We cannot assure that these measures would be possible or any additional financing could be obtained.
In addition, the various restrictive covenants in our credit agreements could also adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain the required financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default that occurs, and is not cured within any applicable cure period or is not waived, would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. For additional discussion of our indebtedness, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in this Annual Report, and Note 9, Long-term Debt, to the accompanying consolidated financial statements.
A pandemic, public health catastrophe or other unforeseen event, including regional or global socio-political conflicts, war, terrorism, or other man-made or natural disasters, could materially impact our operations.
Our operations are vulnerable to disruption from the occurrence of pandemics, including COVID-19, and other public health catastrophes. For example, future federal, state, or local laws, regulations, orders or other governmental or regulatory actions addressing a pandemic or a future public health catastrophe, including without limitation vaccine mandates, shelter-in-place orders, and other government-mandated business closures, could limit our ability to operate efficiently and adversely affect our financial condition, results of operations, and cash flows. A pandemic or a future public health catastrophe could also, among other things, exacerbate staffing shortages, increase our costs, decrease institutional referrals, reduce elective health care procedures, restrict in-home visits and visits in assisted living facilities, or reduce patient volumes. Because the majority of our patients have complex medical challenges, they may be more vulnerable than the general public during a pandemic or other public health catastrophe, and our employees are at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. In addition, supply chain disruptions caused by a pandemic or a future public health catastrophe could increase our expenses for necessary equipment, pharmaceuticals, and medical supplies, including without limitation, personal protective equipment (“PPE”). All of these potential effects would have a negative impact on our business, financial condition, and operations results.
Other unforeseen events, including acts of violence, war, terrorism, and other international, regional, or local instability or conflicts (including labor issues), embargoes, or natural disasters such as earthquakes, hurricanes, tornadoes, and floods—whether occurring in the United States or abroad—could restrict or disrupt our operations. Among other undesirable effects, such events could cause volatility in global financial markets, the global supply chain, and the global credit and equity markets, and could cause our costs to increase. There can be no assurance that such events would not cause our business, financial condition, and operations results to suffer.
Failure to achieve and maintain effective internal control over financial reporting in accordance with the rules and regulations of the SEC could materially adversely affect our business, results of operations, financial condition, and stock price.
As a public company, we will be required to document and test our internal control over financial reporting in order to satisfy the rules and regulations of the SEC, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting. During the course of our testing, we may identify additional material weaknesses and conclude that our internal control over financial reporting is not effective. If we are unable to conclude that we have effective internal control over financial reporting resulting in our independent auditors issuing an adverse opinion on our internal control over financial reporting, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We have identified internal control deficiencies that constituted material weaknesses in our internal control over financial reporting. If we fail to implement and maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business, results of operations, financial condition and stock price.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified two material weaknesses in its internal control over financial reporting as of December 31, 2022. See Item 9A, “Controls and Procedures” in this Annual Report for additional information.
If we fail to implement and maintain effective internal control over financial reporting, our ability to record, process, summarize, and report financial information accurately, and to prepare the consolidated financial statements within the time periods specified by the rules and regulations of the SEC could be adversely affected. An inability to record, process, summarize, and report financial information accurately could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.
The carrying value of our goodwill or other intangible assets is subject to impairment testing and may result in the incurrence of impairment charges and adversely impact our results of operations and financial condition.
As of December 31, 2022, we had goodwill of $1.1 billion and intangible assets of $102.6 million. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date or subsequent impairment date, if applicable. The net carrying value of intangible assets represents the fair value of certificates of need, licenses, noncompete agreements, trade names, internal-use software, and other acquired intangibles as of the acquisition date or subsequent impairment date, if applicable, net of accumulated amortization, if applicable. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, and therefore must be evaluated by management at least annually for impairment or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples or changes in discount rates based on changes in cost of capital, interest rates, etc. For example, during the year ended December 31, 2022, as a result of the quantitative impairment analysis performed, we recorded impairment charges totaling $109.0 million for the Home Health reporting unit. Any additional impairment to goodwill or other intangible assets in future periods could adversely impact our results of operations and financial condition. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in this Annual Report.
Risks Related to Our Recent Separation from Encompass
We may not realize some or all of the anticipated strategic, financial, operational, marketing, or other anticipated benefits from our separation from Encompass, or the realization of such anticipated benefits may be delayed by a variety of circumstances outside of our control. In addition, the following risks exist following our separation from Encompass:

•We are a smaller and less diversified company with a narrower business focus and may be more vulnerable to changing market conditions than we were before the separation.
•The separation from Encompass was structured as a transaction that was generally tax-free to Encompass and its stockholders pursuant to Section 355 of the Internal Revenue Service Code, and it was supported by a favorable private letter ruling from the IRS and an opinion of outside counsel. If any of the facts, assumptions, representations, statements or undertakings underlying the private letter ruling or the opinion of counsel are, or become, inaccurate or incomplete, or if either Encompass or we breach any of the applicable representations or covenants contained in the separation and distribution agreement and certain other agreements and documents or in any documents relating to the private letter ruling or the opinion of counsel, the private letter ruling or opinion of counsel may be invalid and the conclusions reached therein could be jeopardized, which could materially and adversely affect our business, financial condition and results of operations.
•Notwithstanding receipt of an IRS private letter ruling and an opinion of counsel, there can be no assurance that the IRS will not assert that our separation from Encompass does not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were to prevail with such a challenge, we, as well as Encompass and Encompass’s stockholders, could be subject to significant U.S. federal income tax liability and indemnification obligations under the tax matters agreement entered into between

Encompass and us in connection with the separation. If the distribution does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we, as well as Encompass and Encompass’s stockholders, could be subject to significant tax liabilities, and, in certain circumstances, we could be required to indemnify Encompass for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
•Although Encompass has agreed to indemnify for us for certain liabilities after the separation, third parties could also seek to hold us responsible for any of the liabilities that Encompass has agreed to retain, and there can be no assurance that an indemnity from Encompass will be sufficient to protect us against the full amount of such liabilities, or that Encompass will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from Encompass any amounts for which we are held liable, we may temporarily bear these losses.
•We may not be able to resolve favorably any disputes that arise between us and Encompass relating to our ongoing relationship, including without limitation labor, tax, employee benefit, and indemnification matters and the nature, quality, and pricing of services.
•Our ability to engage in significant strategic transactions and equity issuances may temporarily be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate level taxable gain to Encompass (and potential liability to us under our agreements with Encompass) under Section 355(e) of the Code if 50% or more, by vote or value, of shares of our stock or Encompass’s stock are acquired or issued as part of a plan or series of related transactions that includes the distribution. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex and inherently factual. Any acquisitions or issuances of our stock or Encompass stock within the four-year period beginning on the date which is two years before the date of the distribution generally are presumed to be part of such a plan, although we or Encompass, as applicable, may be able to rebut that presumption. Under the tax matters agreement with Encompass, we generally are responsible for any taxes imposed on Encompass that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 of the Code, to the extent such failure to so qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the tax matters agreement.
Each of these risks could negatively affect our business, financial positions, results of operations and cash flows.
General Risk Factors
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of Enhabit, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:
•rules regarding the number of votes of stockholders required to amend certain provisions of our amended and restated certificate of incorporation and approve a business combination;
•limitations on the ability of stockholders to call special meetings;
•the right of our board of directors to issue preferred stock without stockholder approval;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and
•the ability of our directors, and not stockholders, to fill vacancies on our board of directors.
In addition, because we have not elected to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock; or (iii) after our board of directors approves the business consideration, it is authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of our outstanding voting stock not owned by the interested stockholder.
Furthermore, our board of directors has the power, subject to applicable law, to issue series of preferred stock that could, depending on the terms of the series, impede the completion of a merger, tender offer or other takeover attempt that some, or a majority, of the stockholders may believe to be in their best interests or in which stockholders would have received a premium for their stock over the then-prevailing market price of the stock. For instance, subject to applicable law, a series of preferred stock may impede a business combination by including class voting rights, which would enable the holder or holders of such series to block a proposed transaction. Our board of directors will make any determination to issue shares of preferred stock on its judgment as to our and our stockholders’ best interests.
Although we believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of Enhabit and its stockholders.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We currently maintain our principal executive office at 6688 N. Central Expressway, Ste. 1300, Dallas, Texas 75206, the lease for which expires in May 2024 and has a renewal option for an additional five-year term. The lease was renewed in March 2023. See Note 6, Leases, to the accompanying consolidated financial statements for additional information about the renewal of the lease.
In addition to our home office, as of December 31, 2022, we leased through various consolidated entities 283 agency offices. Our home health and hospice locations are in the localities served by that business and are subject to relatively small space leases, primarily of 5,000 square feet or less. Those space leases are typically five years or less in term. We do not believe any one of our individual properties is material to our consolidated operations. Our principal executive office and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs.

The following table sets forth information regarding our home health and hospice locations as of December 31, 2022:

State	Home Health Locations	Hospice Locations	Total
Alabama+*	29	27	56
Alaska	1	1	2
Arizona	5	1	6
Arkansas+*	3	2	5
Colorado	6	2	8
Connecticut	1	—	1
Florida*	23	—	23
Georgia+	20	4	24
Idaho	7	6	13
Illinois	3	—	3
Indiana	1	—	1
Kansas	4	2	6
Kentucky+*	3	—	3
Louisiana	1	2	3
Maryland+*	3	—	3
Massachusetts	5	—	5
Mississippi+	9	11	20
Missouri	1	1	2
Montana	3	5	8
Nevada	3	1	4
New Mexico	5	3	8
North Carolina+*	6	—	6
Ohio	1	—	1
Oklahoma	19	2	21
Oregon	2	—	2
Pennsylvania	3	1	4
Rhode Island+*	1	—	1
South Carolina+*	3	1	4
Tennessee+*	7	1	8
Texas	51	20	71
Utah	6	6	12
Virginia	11	2	13
Washington+*	1	1	2
Wyoming	5	3	8
	252	105	357

+    Home health certificate of need state.
*    Hospice certificate of need state.

Item 3. Legal Proceedings.
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
Additionally, the FCA allows relators to institute civil proceedings on behalf of the United States alleging violations of the FCA. These lawsuits, also known as “qui tam” actions, are common in the healthcare industry and can involve significant monetary damages, fines, attorneys’ fees, and the award of bounties to the relators who successfully prosecute or bring these suits to the government. It is possible that qui tam lawsuits have been filed against us, which suits remain under seal, or that we are unaware of such filings or precluded by existing law or court order from discussing or disclosing the filing of such suits. For additional discussion regarding the FCA, see Item 1A, “Risk Factors—Risks Relating to Our Business—Other Regulatory Risks.”
Item 4. Mine Safety Disclosures.
Not applicable.

Part II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock is listed for trading on the New York Stock Exchange under the symbol “EHAB.”
Holders of Common Stock
As of the close of business on April 11, 2023, approximately 5,600 holders of record held our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
Dividend Policy
We have not declared or paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Future decisions concerning the payment of dividends will depend upon our results of operations, financial condition, capital expenditure plans and debt service requirements, as well as such other factors that our board of directors, in its sole discretion, may consider relevant.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of stockholders.
Comparison of Total Stockholder Return
The following graph compares the cumulative total stockholder returns of Enhabit’s common stock with the cumulative total stockholder returns of the S&P 500 Index and the S&P Health Care Service Select Constituents Industry Index (the “S&P Health Care Service Index”). Data for the S&P 500 Index and S&P Health Care Service Constituents Index assume reinvestment of dividends. The graph assumes that $100 was invested at market close on July 1, 2022, which was the first day that our common stock began trading. The graph uses the closing market price on July 1, 2022 of $22.74 per share as the initial value of a share of our common stock.

Comparison of Cumulative Total Stockholder Return
120
100
80
60
40
7/1/2022
09/30/22
12/31/22
Enhabit, Inc.
S&P Health Care Services Select Industry Constituents Index
S&P 500 Index

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6. [ Reserved ]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear in Item 15, “Financial Statements and Exhibits” in this Annual Report.
This discussion also contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under the sections titled “Cautionary Note Regarding Forward-Looking Statements,” and Item 1A, “Risk Factors,” in this Annual Report.
For a comparison of our results of operations for the years ended December 31, 2021 to 2020, see Item 1, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10 dated June 14, 2022.
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. Over that time, we have grown to become the fourth largest provider of home health services and a leading provider of hospice services nationally, measured by 2020 Medicare revenues. As of December 31, 2022, our footprint comprised 252 home health and 105 hospice locations across 34 states.
Our operations are principally managed on a services basis and include two operating segments for financial reporting purposes: (1) home health; and (2) hospice. For additional information about our business and reportable segments, see Item 1, “Business,” Item 1A, “Risk Factors,” “—Segment Results of Operations,” and Note 15, Segment Reporting, to the accompanying consolidated financial statements in this Annual Report.
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Pricing
Generally, the pricing we receive for our services is based on reimbursement rates from payors. Because we derive a substantial portion of our Net service revenue from the Medicare program, our results of operations are heavily impacted by changes in Medicare reimbursement rates.
Medicare reimbursement rates are subject to change annually, with the potential for more sweeping changes from time to time as a result of Congressional or state legislation. See Item 1, “Business,” and Item 1A, “Risk Factors,” and “—Segment Results of Operations” in this Annual Report, as well as Note 15, Segment Reporting, to the accompanying consolidated financial statements.
We are also impacted by changes in reimbursement rates by other payors, and in particular, Medicare Advantage plans. See Item 1, “Business—Sources of Revenue,” for a table identifying the sources and relative payor mix of our revenues.
Sequestration resumed as of April 1, 2022 and resulted in a 1% payment reduction through June 30, 2022. Thereafter, the full 2% Medicare payment reduction resumed. Additional Medicare payment reductions are also possible under the Statutory PAYGO. Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a five- or ten-year period. If the OMB finds there is a deficit, Statutory PAYGO requires OMB to order sequestration of Medicare. The Congressional Budget Office has estimated that the COVID-19 relief package enacted in March 2021, the American Rescue Plan Act, would result in a 4% reduction in fiscal year 2022

Medicare spending under Statutory PAYGO unless Congress acts to waive or otherwise avoid this sequestration. During the second session of the 117th Congress, the PAYGO cuts required in 2023 and 2024 were delayed until 2025.
Volume
The volume of services we provide has a significant impact on our Net service revenue. Various factors, including competition and increasing regulatory and administrative burdens, impact our ability to maintain and grow our home health and hospice volumes. In any particular market, we may encounter competition from local or national entities with longer operating histories or other competitive advantages. Aggressive payment review practices by Medicare contractors, aggressive enforcement of regulatory policies by government agencies, and restrictive or burdensome rules, regulations, or statutes governing admissions practices may lead us to not accept patients who would be appropriate for, and would benefit from, the services we provide.
We expect the United States’ aging population will continue to increase long-term demand for the services we provide, which we believe will help us grow our home health and hospice volumes. While we treat patients of all ages, most of our patients are 65 and older, and, due to the increasingly aging U.S. population, the number of Medicare enrollees is expected to continue to grow approximately 3% per year. More specifically, the average age of our home health patients and hospice patients is approximately 75 and 80, respectively. We believe the growing percentage of seniors experiencing chronic conditions will result in higher utilization of home health services in the future as patients require more care to support these conditions.
We also expect the volume of third-party payors to shift and evolve. For example, in the year ended December 31, 2021, Medicare Advantage patients accounted for 10.6% of our revenue as compared to 14.2% for the year ended December 31, 2022.
In addition to organic growth, our strategy includes volume growth through strategic acquisitions and de novo location openings. See Item 1, “Business—Our Growth Strategy.”
Efficiency
Cost and operating efficiencies impact the profitability of the patient care services we provide. We use a number of strategies to drive cost and operating efficiencies within our business. We target markets for expansion and growth that allow us to leverage our existing operations to create operating efficiencies through scale and density. We also leverage technology to create operating and supply chain efficiencies throughout our organization. See Item 1, “Business—Our Competitive Strengths,” for further discussion of the ways we seek to reduce costs while improving patient outcomes.
Impact of Inflation
Inflation has impacted us primarily with respect to our labor costs. The healthcare industry is labor intensive, and wages, and other expenses, may increase during periods of inflation, or when labor shortages occur in the marketplace. There can be no guarantee we will not experience increases in the cost of labor, as the need for clinical healthcare professionals is growing. In addition, increases in healthcare costs are typically higher than inflation and, as such, would impact our costs under employee benefit plans. Managing these costs remains a significant challenge and priority for us.
Suppliers may pass along rising costs to us in the form of higher prices. In addition, we have experienced higher prices for our medical supplies as a result of the pandemic. Our supply chain efforts and our continual focus on monitoring and actively managing medical supplies and pharmaceutical costs have enabled us to mitigate the effect of increased pricing related to supplies and other operating expenses over the past few years. However, we cannot predict the magnitude of future cost increases.
We have little or no ability to pass on these increased costs associated with providing service to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates though the annual Medicare reimbursement rate updates for home health and hospice.
Recruiting and Retaining High-Quality Personnel
Recruiting and retaining qualified personnel, including management, for our home health and hospice agencies remains a high priority for us. We attempt to maintain a comprehensive compensation and benefits package to compete in the current challenging staffing environment.
Our Separation from Encompass
As a result of our separation from Encompass, certain items may impact the comparability of our historical results and future performance. Specifically, we will have incurred additional expenses as a result of being a separate public company and continue to develop, manage, and train management level and other employees to comply with ongoing public company requirements. For more information on the Separation, see Item 1, “Business—History.”

COVID-19 Pandemic Impact on Our Results of Operations
In response to the COVID-19 outbreak and ensuing pandemic (the “pandemic”), Congress and CMS adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. The suspension of sequestration under the CARES Act and the 2021 Budget Act positively impacted our home health and hospice revenues by $15.6 million and $4.2 million, respectively, for the year ended December 31, 2021. Sequestration resumed in full on July 1, 2022. The resumption of sequestration negatively impacted our home health and hospice revenues by $10.1 million and $2.4 million, respectively, for the year ended December 31, 2022.
The lasting impact of the pandemic remains unknown and difficult to predict. For discussion of the financial and operational impacts we have experienced as a result of the pandemic, see the sections titled Item 1, “Business,” Item 1A, “Risk Factors,” “—Results of Operations,” and “—Segment Results of Operations.”
Acquisition-Related Activities
On January 1, 2022, we acquired the equity interest of Frontier Home Health and Hospice, LLC in a joint venture with Saint Alphonsus Health System (“Saint Alphonsus”), a home health and hospice provider in Boise and Nampa, Idaho. In the three months ended December 31, 2022, we acquired the assets of Unity Hospice LLC, a hospice provider with a location in Mesa, AZ, the assets of Caring Hearts Hospice, a hospice provider with locations in Gun Barrel City, Mineola, Palestine and Quinlan, TX, and the Fort Myers location assets of Southwest Florida Home Care, Inc., a home health provider.
See Note 2, Business Combinations, to the accompanying consolidated financial statements, for additional information about our acquisition-related activities.
Results of Operations
Our consolidated results of operations for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in Millions)
Net service revenue	$1,071.1	$1,106.6	$1,078.2	(3.2)%	2.6%
Cost of service, excluding depreciation and amortization	525.6	513.9	537.5	2.3%	(4.4)%
Gross margin, excluding depreciation and amortization	545.5	592.7	540.7	(8.0)%	9.6%
General and administrative expenses	414.9	412.9	398.0	0.5%	3.7%
Depreciation and amortization	33.0	36.9	40.0	(10.6)%	(7.8)%
Impairment of goodwill	109.0	—	—	N/A	N/A
Operating (loss) income	(11.4)	142.9	102.7	(108.0)%	39.1%
Interest expense	15.0	0.3	5.2	4900.0%	(94.2)%
Equity in net income of nonconsolidated affiliates	—	(0.6)	(0.5)	(100.0)%	20.0%
Other income	(0.9)	(4.8)	(2.2)	(81.3)%	118.2%
(Loss) income before income taxes and noncontrolling interests	(25.5)	148.0	100.2	(117.2)%	47.7%
Income tax expense	12.8	35.1	24.4	(63.5)%	43.9%
Net (loss) income	(38.3)	112.9	75.8	(133.9)%	48.9%
Less: Net income attributable to noncontrolling interests	2.1	1.8	0.8	16.7%	125.0%
Net (loss) income attributable to Enhabit, Inc.	$(40.4)	$111.1	$75.0	(136.4)%	48.1%

The following table sets forth our consolidated results as a percentage of Net service revenue, except Income tax expense, which is presented as a percentage of (Loss) Income before income taxes and noncontrolling interests:

	For the Year Ended December 31,
	2022	2021	2020
Cost of service, excluding depreciation and amortization	49.1%	46.4%	49.9%
General and administrative expenses	38.7%	37.3%	36.9%
Depreciation and amortization	3.1%	3.3%	3.7%
Interest expense	1.4%	—%	0.5%
Income tax expense	(50.2)%	23.7%	24.3%
Net Service Revenue
Our Net service revenue decreased for the year ended December 31, 2022 as compared to December 31, 2021 due to adjustments to accounts receivable reserves, the continued shift to more non-episodic patients in home health, and the resumption of sequestration. These effects were partially offset by reimbursement rate increases and an approximate $5.0 million medical claims audit recovery. See “—Segment Results of Operations.”
Cost of Service, Excluding Depreciation and Amortization
Cost of service, excluding depreciation and amortization represents the cost of operating our business, which primarily consists of payroll and related benefits, supplies, rental cost for our locations, purchased services, and ancillary expense such as the cost of pharmacy.
Cost of service, excluding depreciation and amortization increased for the year ended December 31, 2022 as compared to December 31, 2021 primarily due to higher labor costs and increased costs associated with fleet and mileage reimbursement. See “—Segment Results of Operations.”
General and Administrative Expenses
General and administrative expenses increased for the year ended December 31, 2022 as compared to
December 31, 2021 primarily due to incremental costs associated with being a stand-alone company. Our General and administrative expenses are expected to continue to increase as an independent, publicly traded company and will include financial reporting and regulatory compliance, board of directors' fees and expenses, accounting, auditing, tax, legal, insurance, information technology, human resources, investor relations, internal audit, risk management, treasury, and other general and administrative-related functions.
Depreciation and Amortization
Depreciation and amortization decreased for the year ended December 31, 2022 as compared to December 31, 2021 due to a number of intangible assets, including trade names and internal-use software, reaching the end of their useful lives in 2021.
Impairment of Goodwill
Impairment of goodwill in the year ended December 31, 2022 resulted from a goodwill charge of $109.0 million to reduce the carrying value of our Home Health reporting unit to its fair value. See Note7, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements for additional information.
Interest Expense
The increase in Interest expense for the year ended December 31, 2022 as compared to December 31, 2021 is primarily due to interest expense related to borrowings under our new Credit Facilities (as defined below) which were entered into in June 2022 in preparation for our separation from Encompass. See “—Liquidity and Capital Resources.”
Other Income
Other income for the year ended December 31, 2022 as compared to December 31, 2021 decreased due to a gain related to our investment in a healthcare predictive data and analytics company and a gain as a result of our consolidation of our Home Health South Florida joint venture and the remeasurement of our previously held equity interest at fair value for the year ended December 31, 2021. There were no similar gains recognized for the year ended December 31, 2022. See Note 2, Business Combinations, and Note 16, Related Party Transactions, to the accompanying consolidated financial statements for additional information.

Income Tax Expense
Our effective tax rate was (50.2)% for the year ended December 31, 2022 as compared to 23.7% for the year ended December 31, 2021. The year-over-year difference in the effective tax rate was primarily the result of a goodwill impairment charge, a significant portion of which was a permanent book-tax difference, and a deferred tax adjustment related to the Separation. Our Income tax expense for the year ended December 31, 2022 decreased as compared to December 31, 2021 primarily due to lower net (loss) income before income taxes and noncontrolling interests. See also Note 1, Summary of Significant Accounting Policies—Basis of Presentation and Consolidation, and Note 12, Income Taxes, to the accompanying consolidated financial statements, and “—Critical Accounting Estimates.”
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure of our financial performance. Management believes Adjusted EBITDA assists investors in comparing our operating performance across operating periods on a consistent basis by excluding items we do not believe are indicative of our operating performance.
We calculate Adjusted EBITDA as Net (loss) income adjusted to exclude (1) income tax expense, (2) interest expense,
(3) depreciation and amortization, (4) gains or losses on disposal or impairment of assets or goodwill, (5) stock-based compensation, (6) net income attributable to noncontrolling interest, (7) transaction costs, (8) gain on consolidation of joint venture formerly accounted for under the equity method of accounting and (9) payroll taxes on stock appreciation rights (“SARs”) exercises.
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net (loss) income. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
The following table reconciles Net (loss) income to Adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020 (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Net (Loss) Income	$(38.3)	$112.9	$75.8
Income tax expense	12.8	35.1	24.4
Interest expense	15.0	0.3	5.2
Depreciation and amortization	33.0	36.9	40.0
Impairment of goodwill	109.0	—	—
Loss (gain) on disposal or impairment of assets	0.1	(0.8)	1.1
Stock-based compensation	9.2	3.6	3.9
Stock-based compensation included in overhead allocation	1.1	2.3	2.0
Net income attributable to noncontrolling interest	(2.1)	(1.8)	(0.8)
Transaction costs	9.5	11.9	—
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	—	(3.2)	(2.2)
Payroll taxes on SARs exercise	—	—	1.5
Adjusted EBITDA	$149.3	$197.2	$150.9

The following table reconciles Net cash provided by operating activities to Adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020 (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$80.1	$123.3	$24.9
Interest expense and amortization of debt discounts and fees	15.0	0.3	5.2
Equity in net income of nonconsolidated affiliates	—	0.6	0.5
Net income attributable to noncontrolling interests in continuing operations	(2.1)	(1.8)	(0.8)
Distributions from nonconsolidated affiliates	—	(0.3)	(0.4)
Current portion of income tax (benefit) expense	17.1	26.5	5.9
Change in assets and liabilities	29.2	32.8	112.1
Transaction costs	9.5	11.9	—
Stock-based compensation included in overhead allocation	1.1	2.3	2.0
Other	(0.6)	1.6	1.5
Adjusted EBITDA	$149.3	$197.2	$150.9
For additional information, see “—Results of Operations” and “—Segment Results of Operations.”
Segment Results of Operations
Our segment and consolidated Net service revenue for the years ended December 31, 2022, 2021, and 2020 is provided in the table below.

	For the Year Ended December 31,
	2022	% of Consolidated Revenue	2021	% of Consolidated Revenue	2020	% of Consolidated Revenue
	(In Millions)
Home health segment net service revenue	$877.1	81.9%	$897.3	81.1%	$877.6	81.4%
Hospice segment net service revenue	194.0	18.1%	209.3	18.9%	200.6	18.6%
Consolidated net service revenue	$1,071.1	100.0%	$1,106.6	100.0%	$1,078.2	100.0%
For the year ended December 31, 2022, our Net service revenue decreased 3.2% over 2021 due to adjustments to accounts receivable reserves, the continued shift to more non-episodic patients in home health, and the resumption of sequestration, which were partially offset by reimbursement rate increases and an approximate $5.0 million medical claims audit recovery. See “—Results of Operations.”
For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”) to (Loss) income before income taxes and noncontrolling interests, see Note 15, Segment Reporting, to the accompanying consolidated financial statements.
Home Health
During the years ended December 31, 2022, 2021, and 2020 our home health segment derived its Net service revenue from the following payor sources:

	For the Year Ended December 31,
	2022	2021	2020
Medicare	73.8%	78.2%	79.5%
Medicare Advantage	17.3%	13.1%	13.2%
Managed care	7.3%	6.9%	5.2%
Medicaid	1.4%	1.6%	1.8%
Other	0.2%	0.2%	0.3%
Total	100.0%	100.0%	100.0%

The decline in Medicare reimbursement as a percentage of our home health Net service revenue and corresponding increase in Medicare Advantage reimbursement is primarily the result of continued national enrollment increases in Medicare Advantage plans by Medicare beneficiaries.
Additional information regarding our home health segment’s operating results for the years ended December 31, 2022, 2021, and 2020 is as follows:

	For the Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In Millions, Except Percentage Change)
Net service revenue:
Episodic	$738.0	$781.5	$780.0	(5.6)%	0.2%
Non-episodic	128.0	102.0	82.3	25.5%	23.9%
Other	11.1	13.8	15.3	(19.6)%	(9.8)%
Home health segment revenue	877.1	897.3	877.6	(2.3)%	2.2%
Cost of service, excluding depreciation and amortization	435.5	423.5	443.8	2.8%	(4.6)%
Gross margin, excluding depreciation and amortization	441.6	473.8	433.8	(6.8)%	9.2%
General and administrative expenses	238.5	244.2	248.7	(2.3)%	(1.8)%
Other income	(0.9)	(1.6)	—	(43.8)%	N/A
Equity earnings and noncontrolling interests	1.8	1.1	0.5	63.6%	120.0%
Home Health Segment Adjusted EBITDA(a)	$202.2	$230.1	$184.6	(12.1)%	24.6%

	For the Year Ended December 31,			Percentage Change

	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(Actual Amounts)
Episodic:
Admissions	145,136	155,357	158,912	(6.6)%	(2.2)%
Recertifications	102,901	111,394	114,775	(7.6)%	(2.9)%
Completed episodes	246,448	264,581	268,508	(6.9)%	(1.5)%
Visits	3,664,389	4,071,600	4,410,183	(10.0)%	(7.7)%
Revenue per episode	$2,995	$2,954	$2,905	1.4%	1.7%
Non-Episodic:
Admissions	57,359	45,269	35,337	26.7%	28.1%
Recertifications	26,071	19,865	13,923	31.2%	42.7%
Visits	1,115,564	898,099	729,289	24.2%	23.1%
Revenue per visit	$115	$114	$113	0.9%	0.9%
Total:
Admissions	202,495	200,626	194,249	0.9%	3.3%
Recertifications	128,972	131,259	128,698	(1.7)%	2.0%
Starts of care (total admissions and recertifications)	331,467	331,885	322,947	(0.1)%	2.8%
Visits	4,779,953	4,969,699	5,139,472	(3.8)%	(3.3)%
Cost per visit	$89	$83	$84	7.2%	(1.2)%

(a)    Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting, as a measure reported to management for purposes of making decisions on allocating resources and addressing the performance of our segments. Segment Adjusted EBITDA is calculated similarly to consolidated Adjusted EBITDA but excludes corporate overhead costs that are not allocated to reportable segments because they are not considered when management evaluates segment performance. See Note 15, Segment Reporting, to the accompanying consolidated financial statements for additional information about Segment Adjusted EBITDA.

Expenses as a % of Net Service Revenue

	For the Year Ended December 31,
	2022	2021	2020
Cost of service, excluding depreciation and amortization	49.7%	47.2%	50.6%
General and administrative expenses	27.2%	27.2%	28.3%
Net Service Revenue
The decrease in home health Net service revenue for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to adjustments to accounts receivable reserves, the continued shift to more non-episodic patients and the resumption of sequestration, which were partially offset by an approximate $5 million medical claims audit recovery.
Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for the year ended December 31, 2022 as compared to the year ended
December 31, 2021 resulted from the decrease in Net service revenue as discussed above and an increase in Cost of service, excluding depreciation and amortization. Cost of service, excluding depreciation and amortization increased in 2022 compared to 2021 primarily due to increased labor costs and costs associated with fleet and mileage reimbursement.
Hospice
During the years ended December 31, 2022, 2021, and 2020 our hospice segment derived its Net service revenue from the following payor sources:

	For the Year Ended December 31,
	2022	2021	2020
Medicare	98.8%	97.9%	99.1%
Managed care	0.7%	1.5%	0.9%
Medicaid	0.5%	0.6%	—%
Total	100.0%	100.0%	100.0%

Additional information regarding our hospice segment’s operating results for the years ended December 31, 2022, 2021, and 2020 is as follows:

	For the Year Ended December 31,			Percentage Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In Millions, Except Percentage Change)
Hospice segment revenue	$194.0	$209.3	$200.6	(7.3)%	4.3%
Cost of service, excluding depreciation and amortization	90.1	90.4	93.7	(0.3)%	(3.5)%
Gross margin, excluding depreciation and amortization	103.9	118.9	106.9	(12.6)%	11.2%
General and administrative expenses	65.2	62.6	60.4	4.2%	3.6%
Equity earnings and noncontrolling interests	0.3	0.1	(0.2)	200.0%	(150.0)%
Hospice Segment Adjusted EBITDA(a)	$38.4	$56.2	$46.7	(31.7)%	20.3%

	For the Year Ended December 31,			Percentage Change

	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(Actual Amounts)
Total:
Admissions	11,978	13,113	12,878	(8.7)%	1.8%
Patient days	1,284,386	1,372,980	1,367,060	(6.5)%	0.4%
Average daily census	3,519	3,762	3,735	(6.5)%	0.7%
Revenue per patient day	$151	$152	$147	(0.7)%	3.4%
Cost per patient day	$70	$66	$69	6.1%	(4.3)%

(a)    Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting, as a measure reported to management for purposes of making decisions on allocating resources and addressing the performance of our segments. Segment Adjusted EBITDA is calculated similarly to consolidated Adjusted EBITDA but excludes corporate overhead costs that are not allocated to reportable segments because they are not considered when management evaluates segment performance. See Note 15, Segment Reporting, to the accompanying consolidated financial statements for additional information about Segment Adjusted EBITDA.
Expenses as a % of Net Service Revenue

	For the Year Ended December 31,
	2022	2021	2020
Cost of service, excluding depreciation and amortization	46.4%	43.2%	46.7%
General and administrative expenses	33.6%	29.9%	30.1%
Net service revenue
The decrease in hospice Net service revenue for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to adjustments to accounts receivable reserves, lower patient volumes, and the resumption of sequestration. The decrease in revenue per patient day for the year ended December 31, 2022 was primarily due to adjustments to accounts receivable reserves and the resumption of sequestration partially offset by an increase in Medicare reimbursement rates. Admissions decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to capacity constraints and staffing challenges.
Segment Adjusted EBITDA
The decrease in hospice Segment Adjusted EBITDA for the year ended December 31, 2022 as compared to the year ended December 31, 2021 resulted from the decrease in Net service revenue as discussed above and an increase in Cost of service, excluding depreciation and amortization. Cost of service, excluding depreciation and amortization increased in 2022 compared to 2021 primarily due to increased labor costs and costs associated with fleet and mileage reimbursement.

Liquidity and Capital Resources
Liquidity
Our principal uses of cash include the funding of working capital requirements, funding capital expenditures including acquisitions, and servicing our debt. See “—Contractual Obligations” for more information about our material cash requirements from our contractual obligations at December 31, 2022.
As of December 31, 2022 and 2021, we had $22.9 million and $5.4 million, respectively, in Cash and cash equivalents. These amounts exclude $4.3 million and $2.6 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which we participate where our external partner requested, and we agreed, the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and Restricted Cash, to the accompanying consolidated financial statements. As of December 31, 2022, we also had $156.6 million available to us under the Revolving Credit Facility, as discussed below.
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2022, 2021, and 2020 (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$80.1	$123.3	$24.9
Net cash used in investing activities	(42.3)	(119.2)	(3.0)
Net cash used in financing activities	(18.6)	(36.1)	(16.7)
Increase (decrease) in cash, cash equivalents, and restricted cash	$19.2	$(32.0)	$5.2
Operating activities. The decrease in Net cash provided by operating activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 resulted primarily from the decrease in Net service revenue and an increase in Cost of services as discussed previously in “—Results of Operations.”
Investing activities. The decrease in Net cash used in investing activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 resulted primarily from the acquisition of assets from Frontier Home Health and Hospice, LLC in 2021. See Note 2, Business Combinations.
Financing activities. The decrease in Net cash used in financing activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 resulted primarily from the distributions paid to Encompass, which included net proceeds from borrowings on our Credit Facilities.
Capital Resources
In June 2022, we entered into a credit agreement (the “Credit Agreement”) that consists of a $400.0 million term loan A facility (the “Term Loan A Facility”) and a $350.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan A Facility, the “Credit Facilities”). The Credit Facilities mature in June 2027. Interest on the loans under the Credit Facilities is calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an applicable interest rate margin. Enhabit may voluntarily prepay outstanding loans under the Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The Term Loan A Facility contains customary mandatory prepayments, including with respect to proceeds from asset sales and from certain incurrences of indebtedness.
The Term Loan A Facility amortizes by an amount per annum equal to 5.0% of the outstanding principal amount thereon as of the closing date, payable in equal quarterly installments, with the balance being payable in June 2027. The Revolving Credit Facility provides the ability to borrow and obtain letters of credit, which is subject to a $75 million sublimit. Obligations under the Credit Facilities are guaranteed by our existing and future wholly owned domestic material subsidiaries (the “Guarantors”), subject to certain exceptions. Borrowings under the Credit Facilities are secured by first priority liens on substantially all the assets of Enhabit and the Guarantors, subject to certain exceptions. The Credit Facilities contain representations and warranties, affirmative and negative covenants, and events of default customary for secured financings of this type, including limitations with respect to liens, fundamental changes, indebtedness, restricted payments, investments, and affiliate transactions, in each case, subject to a number of important exceptions and qualifications.
In addition, the Credit Facilities obligate us to maintain a maximum total net leverage ratio of no more than 4.75 to 1.0 and a minimum interest coverage ratio of no less than 2.5 to 1.0 for the previous four consecutive quarters.
On June 30, 2022, we drew the full $400.0 million of the Term Loan A Facility and $170.0 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the

Distribution. In November 2022, we drew an additional $20.0 million on the Revolving Credit Facility. As of December 31, 2022, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 6.2% and 6.3%, respectively.
On October 20, 2022, we entered into an interest rate swap. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%.
For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. For additional information regarding our debt, see Note 9, Long-term Debt, to the accompanying consolidated financial statements and “—Quantitative and Qualitative Disclosures about Market Risk.” For additional information regarding our interest rate swap see Note 13, Derivative Instruments, to the accompanying consolidated financial statements.
Contractual Obligations
Our consolidated contractual obligations as of December 31, 2022 are as follows (in millions):

	Total	Current	Long Term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations(a)	$390.0	$20.0	$370.0
Revolving credit facility	190.0	—	190.0
Interest on long-term debt(b)	96.5	23.6	72.9
Finance lease obligations(a)	5.2	3.1	2.1
Operating lease obligations(c)	42.1	14.0	28.1
Purchase obligations(d)	5.2	4.5	0.7
Total	$729.0	$65.2	$663.8
(a)We lease automobiles for our clinicians under finance leases. Amounts include interest portion of future minimum finance lease payments.
(b)Interest on long-term debt was calculated using the rate for the Term Loan A Facility as of December 31, 2022.

(c)Our home health and hospice segments lease: (1) relatively small office spaces in the localities they serve and (2) equipment in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 6, Leases, to the accompanying consolidated financial statements.
(d)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable without penalty. Our purchase obligations primarily relate to software licensing and support. Purchase obligations are not recognized in our consolidated balance sheet.
Our capital expenditures include costs associated with licensing software we utilize to run our business, leasehold improvements, and equipment purchases. During the years ended December 31, 2022 and 2021, we made capital expenditures of $7.1 million and $4.3 million, respectively, for property and equipment. These expenditures in 2022 and 2021 were exclusive of $36.3 million and $117.5 million, respectively, in net cash related to our acquisition activity. During 2023, we expect to spend $5 million to $10 million for capital expenditures. Actual amounts spent will be dependent upon the timing of projects for our business.
As of December 31, 2022, we do not have any material off-balance sheet arrangements.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepared our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, as they require our most difficult, subjective, or complex judgments resulting from the need to make estimates about the effect of matters that are inherently uncertain.
Revenue Recognition
We recognize Net service revenue in the reporting period in which we perform the service based on our best estimate of the transaction price for the type of service provided to the patient. Our estimate of the transaction price includes estimates of price concessions for such items as contractual allowances (principally for patients covered by Medicare, Medicare Advantage, Medicaid, and other third-party payors), potential adjustments that may arise from payment and other reviews, and uncollectible amounts. See Note 1, Summary of Significant Accounting Policies—Net service revenue, to the accompanying consolidated financial statements for a complete discussion of our revenue recognition policies.
Our patient accounting systems calculate contractual allowances on a patient-by-patient basis based on the rates in effect for each primary third-party payor. Certain other factors that are considered and could influence the estimated transaction price are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes, and additional adjustments are provided to account for these factors.
Management continually reviews the revenue transaction price estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. In addition, laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.
Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation and review, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. However, we continually review the amounts actually collected in subsequent periods in order to determine the amounts by which our estimates differed. Such differences have been material. For example, based on our preliminary first quarter 2023 data that indicated a slowing rate of collections, which we believe is in part a result of a growing shift in our third-party payor mix and specifically, an increase in Medicare Advantage payors, we adjusted our reserves for the year ended December 31, 2022.
The collection of outstanding receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to the increasing complexities of documentation requirements by payors and claims reviews conducted by MACs or other contractors.
The table below shows a summary of our net accounts receivable balances as of December 31, 2022 and 2021. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies—Accounts Receivable, to the accompanying consolidated financial statements.

	As of December 31,
	2022	2021
	(in Millions)
Current
0 – 30 Days	$109.9	$113.4
31 – 60 Days	22.0	22.3
61 – 90 Days	10.2	10.2
91 – 120 Days	4.5	4.5
120 + Days	3.0	14.1
Current accounts receivable	149.6	164.5
Noncurrent patient accounts receivable	0.9	6.1
Accounts receivable	$150.5	$170.6
Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include payment denials by payors as a result of increasing complexities of documentation requirements, pre- and post-payment claim reviews by our respective MACs, and reimbursement claims audits by governmental or other payors and their agents. As of December 31, 2022 and 2021, the amount of our patient accounts receivable representing denials that were under review or audit in excess of reserves established for such denials was $2.5 million and $8.9 million, respectively, in our home health segment and $1.6 million and $2.6 million, respectively, in our hospice segment. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting Policies—Net service revenue and —Accounts Receivable, to the accompanying consolidated financial statements.
Goodwill
We test goodwill for impairment annually as of October 1st of each year. We may perform interim impairment tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. We test goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect to bypass this qualitative assessment for its reporting units and perform a quantitative test as of the measurement date of the test.
We test goodwill for impairment at the reporting unit level and are required to make certain subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our home health and hospice reporting units. We assess qualitative factors in each reporting unit to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative impairment test is required only if we conclude it is more likely than not a reporting unit’s fair value is less than its carrying amount.
If, based on our qualitative assessment, we were to believe we must perform the quantitative goodwill impairment test, we would determine the fair value of the applicable reporting unit using generally accepted valuation techniques including the income approach and the market approach. We would validate our estimates under the income approach by reconciling the estimated fair value of the reporting units determined under the income approach to our market capitalization and estimated fair value determined under the market approach. Values from the income approach and market approach would then be evaluated and weighted to arrive at the estimated aggregate fair value of the reporting units.
The income approach includes the use of each reporting unit’s projected operating results and cash flows that are discounted using a weighted-average cost of capital that reflects market participant assumptions. The projected operating results use management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. Other significant estimates and assumptions include cost-saving synergies and tax benefits that would accrue to a market participant under a fair value methodology. The market approach estimates fair value through the use of observable inputs, such as prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
See Note 1, Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets, and Note 7, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements for additional information.
The following events and circumstances are certain of the qualitative factors we consider in evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount:
•macroeconomic conditions, such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets
•industry and market considerations and changes in healthcare regulations, including reimbursement and compliance requirements under the Medicare and Medicaid programs
•cost factors, such as an increase in labor, supply, or other costs
•overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue or earnings
•other relevant company-specific events, such as material changes in management or key personnel or outstanding litigation
•material events, such as a change in the composition or carrying amount of each reporting unit’s net assets, including acquisitions and dispositions
•length of time since the most recent quantitative analysis
During the three months ended September 30, 2022, we identified potential impairment triggering events, including the impact of reimbursement and labor pressures, the Federal Reserve further increasing the risk-free interest rate and a decline in our stock price, and determined a quantitative analysis of our two reporting units should be performed. We estimated the fair value of our reporting units using the income approach and market approach. Based on the results of the quantitative analysis, no adjustments to the carrying value of goodwill for each of the reporting units were necessary during the three months ended September 30, 2022. As of September 30, 2022, the fair value of our home health reporting unit exceeded its carrying value by less than 5%. The home health reporting unit has an allocated goodwill balance of $0.9 billion. We conducted our annual impairment test again at October 1, 2022, which resulted in the same values determined as of September 30, 2022.
During the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified potential impairment triggering events in the fourth quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included lower than expected fourth quarter operating results, a change in our acquisition strategy and declining collections, which we believe is in part a result of the growing shift in our third-party payor mix, and specifically, an increase in Medicare Advantage payors. We estimated the fair value of our reporting units using both the income approach and market approach. The assumptions used in the income approach incorporate a number of significant estimates and judgments, including the revenue growth rates, timing of acquisitions and de novo openings, forecasted operating margins, and the weighted-average cost of capital. The market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation and amortization, from other businesses that are similar to each reporting unit and implied control premiums. While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in current general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, rising interest rates and labor costs and delays in our ability to complete acquisitions and de novo openings, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods. Based on the quantitative analysis, we recorded an impairment charge of $109.0 million in the three months ended December 31, 2022 to reflect a decrease in the carrying value of our home health reporting unit. As of December 31, 2022, the fair value of our hospice reporting unit exceeded its carrying value by less than 15%. The hospice reporting unit has an allocated goodwill balance of $303.6 million.
We performed a sensitivity analysis by reporting unit and determined that, assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in the fair value of the Home Health and Hospice reporting units of approximately $38 million and $15 million, respectively. We base our fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
Income Taxes
We provide for income taxes using the asset and liability method. We also evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. See Note 1, Summary of Significant Accounting Policies—Income Taxes, and Note 12, Income Taxes, to the accompanying consolidated financial statements for a more complete discussion of income taxes and our policies related to income taxes.
Prior to the Separation, we joined Encompass in the filing of various consolidated federal, state, and local income tax returns and were party to an income tax allocation agreement (the “Tax Sharing Agreement”). Under the Tax Sharing Agreement, we paid to or received from Encompass the amount, if any, by which the Encompass tax liability was affected by virtue of the inclusion of us in the consolidated income tax returns of Encompass. Prior to the Separation, the income tax amounts in our financial statements have been calculated based on a separate return methodology and were presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate, with adjustments as described in Note 12, Income Taxes, to the accompanying consolidated financial statements.
The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.
The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income we will ultimately generate in the future, as well as other factors. A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets, considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods in each applicable tax jurisdiction, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Our forecast of future earnings includes assumptions about patient volumes, payor reimbursement, labor costs, operating expenses, and interest expense. Based on the weight of available evidence, we determine if it is more likely than not our deferred tax assets will be realized in the future. As of December 31, 2022 and 2021, we did not have a valuation allowance recorded against any of our deferred tax assets.

Our evaluation of any required liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions which are periodically audited by tax authorities. In addition, our effective income tax rate is affected by changes in tax law, the tax jurisdictions in which we operate, and the results of income tax audits.
While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2022 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to establish a valuation allowance for all or a portion of our deferred tax assets which could have a significant impact on our future earnings.
Assessment of Loss Contingencies
We have contingencies that could result in significant losses upon the ultimate resolution of such contingencies.
We have provided for losses in situations where we have concluded it is probable a loss has been or will be incurred and the amount of loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. If further developments or resolutions of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingent matter.
Business Combinations
We account for acquisitions of entities that qualify as business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the total consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.
In determining the fair value of assets acquired and liabilities assumed in a business combination, we primarily use the income and multi-period excess earnings approaches to estimate the value of our most significant acquired intangible assets. Both income approaches utilize projected operating results and cash flows and include significant assumptions such as base revenue, revenue growth rate, projected EBITDA margin, discount rates, rates of increase in operating expenses, and the future effective income tax rates. The valuations of our significant acquired businesses have been performed by a third-party valuation specialist under our management’s supervision. We believe the estimated fair value assigned to the assets acquired and liabilities assumed is based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may result in purchase price allocations that are different than those recorded in recent years.
Acquisition-related costs are not considered part of the consideration paid and are expensed as operating expenses as incurred. Contingent consideration, if any, is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period until the contingency is resolved and settlement occurs. Subsequent adjustments to contingent considerations are recorded in our consolidated statements of comprehensive income. We include the results of operations of the businesses acquired as of the beginning of the acquisition dates.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of
December 31, 2022, our primary variable rate debt outstanding related to $190.0 million in advances under our Revolving Credit Facility and $390.0 million under our Term Loan A Facility. On October 20, 2022, we entered into an interest rate swap to hedge a portion of the cash flow risk related to our variable rate debt. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. Assuming outstanding balances were to remain the same and including the impact of our interest rate swap agreement, a 1% increase in interest rates would result in an incremental negative cash flow of $3.8 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $3.8 million over the next 12 months.
See Note 9, Long-term Debt, to the accompanying consolidated financial statements for additional information regarding our long-term debt. See Note 13, Derivative Instruments, to the accompanying consolidated financial statements for additional information regarding our interest rate swap.
Item 8. Financial Statements and Supplementary Data.
The financial statements and related notes required to be filed pursuant to this Item 8 are appended to this Annual Report. An index to those financial statements is found in Item 15, “Exhibits and Financial Statements,” of Part IV of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses discussed below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had two material weaknesses in our internal control over financial reporting as of December 31, 2022, as we did not design and maintain effective controls to (i) monitor and review the estimated recoverability of accounts receivable, including the impact of changes to our third-party payor mix and (ii) identify potential goodwill impairment triggering events, including the impact of changes to our third-party payor mix.
These material weaknesses resulted in adjustments to our consolidated financial statements as of and for the year ended December 31, 2022 to net service revenue, accounts receivable, goodwill and net income. Additionally, these material weaknesses could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not Applicable

Part III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of stockholders and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statements.
The following documents are filed as part of this Annual Report:
1. Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Income for the Years Ended December 31, 2022, 2021, and 2020, Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020, Consolidated Balance Sheets as of December 31, 2022 and 2021, Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020 and Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020.
2. Financial Statement Schedules: All other schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.
3. Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enhabit, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enhabit, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessments – Home Health and Hospice Reporting Units

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,144.8 million as of December 31, 2022, and the goodwill associated with the Home Health and Hospice reporting units was $841.2 million and $303.6 million, respectively. Absent any triggering events, management tests goodwill for impairment annually as of October 1st. During the three months ended September 30, 2022, management identified potential impairment triggering events and performed a quantitative analysis of the two reporting units which resulted in no adjustments to the carrying value of goodwill. Additionally, management identified potential impairment triggering events as of December 31, 2022 and performed a quantitative analysis of the two reporting units. The quantitative analysis as of December 31, 2022 resulted in a $109.0 million impairment of the Home Health reporting unit’s goodwill in the three months ended December 31, 2022. Potential impairment of a reporting unit is identified by comparing the reporting unit’s estimated fair value to its carrying amount. Management estimated the fair value of each reporting unit using the income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of each reporting unit. Significant assumptions are incorporated into the discounted cash flow analysis such as, estimates of revenue growth rates, timing of acquisitions and de novo openings, forecasted operating margins, and the weighted-average cost of capital. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit and implied control premiums.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Home Health and Hospice reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of each of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, timing of acquisitions and de novo openings, forecasted operating margins, and the weighted-average cost of capital used in the discounted cash flow analyses for the income approach and the market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit and implied control premiums used in the guideline public company analyses for the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As disclosed by management, a material weakness existed related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimates of each of the reporting units; (ii) evaluating the appropriateness of management’s valuation approaches; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analyses and guideline public company analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, timing of acquisitions and de novo openings, forecasted operating margins, and the weighted-average cost of capital used in the discounted cash flow analyses for the income approach and the market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit and implied control premiums used in the guideline public company analyses for the market approach. Evaluating management’s assumptions related to revenue growth rates, timing of acquisitions and de novo openings, forecasted operating margins, and the market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit involved evaluating whether the assumptions used by management were reasonable considering, as applicable (i) the current and past performance of each of the reporting units; (ii) the consistency with external data from market and industry sources; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s discounted cash flow analyses for the income approach and guideline public company analyses for the market approach and (ii) the reasonableness of the weighted-average cost of capital and implied control premium assumptions.

Valuation of Accounts Receivable

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated current accounts receivable balance was $149.6 million as of December 31, 2022. As disclosed by management, net service revenues, and related accounts receivable balances, are recorded on an accrual basis using an estimated transaction price for the type of service provided to the patient. Management’s estimate of the transaction price includes estimates of price concessions, including for uncollectible amounts. Management’s estimates for price concessions, including for uncollectible amounts, are based on the age of the accounts receivable, the Company’s historical collection experience for each type of payor, the Company’s success rate in the claims adjudication process, and other relevant factors. Management continually considers and incorporates updates to laws and regulations and the frequent changes in contractual terms that result from contract renegotiations and renewals. In addition, management considers laws and regulations governing Medicare and Medicaid for modifications to provider reimbursement programs.

The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable is a critical audit matter are (i) the significant judgment by management when developing the accounts receivable estimate related to the amount that will ultimately be collected under the terms of the third-party payor contracts and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the valuation of accounts receivable. As disclosed by management, a material weakness existed related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, developing an independent estimate of the amounts expected to be collected and comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing an independent estimate involved (i)

evaluating the historical accuracy of management’s December 31, 2021 estimate by comparing it to subsequent cash collections; (ii) evaluating the reasonableness of the December 31, 2022 accounts receivable estimate by considering subsequent cash collections; (iii) testing, on a sample basis, the completeness and accuracy of the historical billing and collection data used as an input in developing the independent estimate; and (iv) for accounts receivable without cash collected subsequent to year end, estimating collections based on the Company’s historical collection patterns.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
April 14, 2023
We have served as the Company’s auditor since 2021.

ENHABIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2022	2021	2020
	(In Millions, Except Per Share Data)
Net service revenue	$1,071.1	$1,106.6	$1,078.2
Cost of service, excluding depreciation and amortization	525.6	513.9	537.5
General and administrative expenses	414.9	412.9	398.0
Depreciation and amortization	33.0	36.9	40.0
Impairment of goodwill	109.0	—	—
Operating (loss) income	(11.4)	142.9	102.7
Interest expense and amortization of debt discounts and fees	15.0	0.3	5.2
Equity in net income of nonconsolidated affiliates	—	(0.6)	(0.5)
Other income	(0.9)	(4.8)	(2.2)
(Loss) income before income taxes and noncontrolling interests	(25.5)	148.0	100.2
Income tax expense	12.8	35.1	24.4
Net (loss) income	(38.3)	112.9	75.8
Less: Net income attributable to noncontrolling interests	2.1	1.8	0.8
Net (loss) income attributable to Enhabit, Inc.	$(40.4)	$111.1	$75.0

Weighted average common shares outstanding:
Basic	49.7	49.6	49.6
Diluted	49.7	49.6	49.6

(Loss) earnings per common share:
Basic (loss) earnings per share attributable to Enhabit, Inc. common stockholders	$(0.81)	$2.24	$1.51
Diluted (loss) earnings per share attributable to Enhabit, Inc. common stockholders	$(0.81)	$2.24	$1.51
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2022	2021	2020
	(In Millions, Except Per Share Data)
Net (loss) income including noncontrolling interest	$(38.3)	$112.9	$75.8
Other comprehensive loss:
Unrealized loss of cash flow hedges, net of tax benefit of $0.2, $0.0, and $0.0, respectively	(0.7)	—	—
Total other comprehensive loss	$(0.7)	$—	$—
Comprehensive (loss) income including noncontrolling interest	(39.0)	112.9	75.8
Less: Comprehensive income attributable to noncontrolling interest	2.1	1.8	0.8
Comprehensive (loss) income attributable to Enhabit, Inc.	$(41.1)	$111.1	$75.0

The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$22.9	$5.4
Restricted cash	4.3	2.6
Accounts receivable	149.6	164.5
Income tax receivable	11.4	—
Prepaid expenses and other current assets	23.6	6.3
Total current assets	211.8	178.8
Property and equipment, net	20.4	20.4
Operating lease right-of-use assets	42.0	48.4
Goodwill	1,144.8	1,189.0
Intangible assets, net	102.6	259.1
Other long-term assets	5.2	24.3
Total assets(1)	$1,526.8	$1,720.0
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$23.1	$5.0
Current portion of operating lease liabilities	14.0	14.9
Accounts payable	3.8	3.5
Accrued payroll	35.5	66.4
Refunds due patients and other third-party payors	8.3	9.4
Income tax payable	—	4.2
Accrued medical insurance	7.5	8.3
Other current liabilities	40.7	24.8
Total current liabilities	132.9	136.5
Long-term debt, net of current portion	560.0	3.5
Long-term operating lease liabilities, net of current portion	28.1	33.5
Deferred income tax liabilities	28.6	63.2
Other long-term liabilities	1.9	—
	751.5	236.7
Commitments and contingencies (See Note 14)
Redeemable noncontrolling interests	5.2	5.0
Stockholders’ equity:
Enhabit, Inc. stockholders’ equity: Common stock, $0.01 par value; 200,000,000 shares authorized; 50,099,716 and 49,618,402 shares issued and outstanding in 2022 and 2021, respectively	0.5	0.5
Capital in excess of par value	406.9	1,094.1
Accumulated other comprehensive income	(0.7)	—
Retained earnings	335.0	375.4
Total Enhabit, Inc. stockholders’ equity	741.7	1,470.0
Noncontrolling interests	28.4	8.3
Total stockholders’ equity	770.1	1,478.3
Total liabilities(1) and stockholders’ equity	$1,526.8	$1,720.0

(1)    Our consolidated assets as of December 31, 2022 and 2021 include total assets of variable interest entities of $20.6 million and $18.2 million, respectively, that cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of December 31, 2022 and 2021 include total liabilities of the variable interest entities of $0.5 million and $0.4 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
	(in millions)
December 31, 2019	49.6	$0.5	$464.3	$—	$189.3	$4.4	$658.5
Net income	—	—	—	—	75.0	0.8	75.8
Capital contributions (see Note 9)	—	—	798.5	—	—	—	798.5
Capital distributions	—	—	(144.5)	—	—	—	(144.5)
Distributions declared	—	—	—	—	—	(1.0)	(1.0)
Consolidation of joint venture formerly accounted for under the equity method of accounting	—	—	—	—	—	2.5	2.5
December 31, 2020	49.6	0.5	1,118.3	—	264.3	6.7	1,389.8
Net income	—	—	—	—	111.1	1.8	112.9
Capital contributions	—	—	130.4	—	—	—	130.4
Capital distributions	—	—	(154.5)	—	—	—	(154.5)
Distributions declared	—	—	—	—	—	(1.3)	(1.3)
Acquisitions	—	—	—	—	—	1.1	1.1
Other	—	—	(0.1)	—	—	—	(0.1)
December 31, 2021	49.6	0.5	1,094.1	—	375.4	8.3	1,478.3
Net (loss) income	—	—	—	—	(40.4)	1.9	(38.5)
Other comprehensive loss, net of tax	—	—	—	(0.7)	—	—	(0.7)
Capital contributions	—	—	62.3	—	—	—	62.3
Capital distributions	—	—	(759.1)	—	—	—	(759.1)
Distributions declared	—	—	—	—	—	(1.2)	(1.2)
Acquisitions	—	—	—	—	—	15.9	15.9
Issuance of restricted stock awards	0.5	—	—	—	—	—	—
Contributions from noncontrolling interests of consolidated affiliates	—	—	2.9	—	—	3.5	6.4
Other	—	—	6.7	—	—	—	6.7
December 31, 2022	50.1	$0.5	$406.9	$(0.7)	$335.0	$28.4	$770.1
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021	2020
	(In Millions)
Cash flows from operating activities:
Net (loss) income	$(38.3)	$112.9	$75.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Depreciation and amortization	33.0	36.9	40.0
Amortization of debt related costs	0.6	—	—
Impairment of goodwill	109.0	—	—
Equity in net income of nonconsolidated affiliates	—	(0.6)	(0.5)
Distributions from nonconsolidated affiliates	—	0.3	0.4
Stock-based compensation	9.2	3.6	3.9
Deferred tax (benefit) expense	(4.3)	8.6	18.5
Other, net	0.1	(5.6)	(1.1)
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	21.6	(24.8)	(32.9)
Prepaid expenses and other assets	(27.5)	(0.1)	8.7
Accounts payable	0.2	(0.7)	(0.5)
Accrued payroll	(31.0)	(7.7)	12.8
Other liabilities	7.5	0.5	(100.2)
Net cash provided by operating activities	80.1	123.3	24.9
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(36.3)	(117.5)	(1.1)
Purchases of property and equipment	(7.1)	(4.3)	(3.2)
Other	1.1	2.6	1.3
Net cash used in investing activities	(42.3)	(119.2)	(3.0)
Cash flows from financing activities:
Principal borrowings on term loan	400.0	—	—
Principal payments on debt	(10.0)	—	(1.1)
Borrowings on revolving credit facility	190.0	—	15.5
Payments on revolving credit facility	—	—	(1.2)
Principal payments under finance lease obligations	(5.0)	(7.2)	(8.1)
Debt issuance costs	(4.7)	—	—
Contributions from Encompass	59.8	126.4	124.0
Distributions to Encompass	(654.9)	(154.1)	(144.5)
Contributions from noncontrolling interests of consolidated affiliates	7.4	—	—
Other	(1.2)	(1.2)	(1.3)
Net cash used in financing activities	(18.6)	(36.1)	(16.7)
Increase (decrease) in cash, cash equivalents, and restricted cash	19.2	(32.0)	5.2
Cash, cash equivalents, and restricted cash at beginning of year	8.0	40.0	34.8
Cash, cash equivalents, and restricted cash at end of year	$27.2	$8.0	$40.0
Supplemental cash flow information:
Cash paid for income taxes	$(11.9)	$(28.4)	$—
Cash paid for interest	(13.1)	(0.2)	(5.3)
Supplemental schedule of noncash activities:
Contribution from Encompass of promissory notes and accrued interest	$—	$—	$668.8
Property and equipment additions through finance leases	3.5	3.9	5.1
Operating lease additions	10.1	23.2	12.8
Trade name transfer to Encompass (including deferred tax liability)	104.2	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.Summary of Significant Accounting Policies:
Organization and Description of Business—
Enhabit, Inc. (“Enhabit,” “we,” “us,” “our,” and the “Company”), incorporated in Delaware in 2014, provides a comprehensive range of Medicare-certified skilled home health and hospice services in 34 states, with a concentration in the southern half of the United States. We manage our operations and disclose financial information using two reportable segments: (1) home health and (2) hospice. See Note 15, Segment Reporting. Prior to July 1, 2022, the Company operated as a reporting segment of Encompass Health Corporation (“Encompass”).
On December 9, 2020, Encompass announced a formal process to explore strategic alternatives for its home health and hospice business. On January 19, 2022, Encompass announced its home health and hospice business would be rebranded and operate under the name Enhabit Home Health & Hospice. In March 2022, we changed our name from Encompass Health Home Health Holdings, Inc. to Enhabit, Inc.
Separation from Encompass—
On July 1, 2022, Encompass completed the previously announced separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”) as of the close of business on June 24, 2022 (the “Record Date”). The Distribution was effective at 12:01 a.m. Eastern Time on July 1, 2022. The Distribution was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the Distribution, Enhabit is now an independent public company, and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”).
The Separation was completed pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”) and other agreements with Encompass related to the Separation, including, but not limited to, a tax matters agreement (the “Tax Matters Agreement”), an employee matters agreement (the “Employee Matters Agreement”), and a transition services agreement (the “Transition Services Agreement” or “TSA”). Following the Separation, certain functions continue to be provided by Encompass under the TSA or are being performed using the Company’s own resources or third-party providers. The Company incurred certain costs in its establishment as an independent, publicly traded company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
In early 2022, in anticipation of the Distribution, we transferred the “Encompass” trade name with a book value of $135.2 million and the related deferred tax liabilities with a book value of $31.0 million to Encompass, as they will continue to operate under the Encompass brand.
All share and earnings per share information has been retroactively adjusted for all periods presented to reflect the Distribution.
See also Note 9, Long-term debt.
Basis of Presentation and Consolidation—
For periods prior to July 1, 2022, the accompanying consolidated financial statements of the Company and its subsidiaries have been derived from the consolidated financial statements and accounting records of Encompass as if the Company had operated on a stand-alone basis during the periods presented and were prepared utilizing the legal entity approach, in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Prior to July 1, 2022, the Company was reported as a single reportable segment within Encompass’s reportable segments and did not operate as a stand-alone company. Accordingly, Encompass historically reported the financial position and the related results of operations, cash flows and changes in equity of the Company as a component of Encompass’s consolidated financial statements.
The consolidated financial statements include an allocation of expenses related to certain Encompass corporate functions as discussed in Note 16, Related Party Transactions. The consolidated financial statements also include revenues and expenses directly attributable to the Company and assets and liabilities specifically attributable to the Company. Encompass’s third-party debt and related interest expense have not been attributed to the Company because the Company is not the primary legal obligor of the debt, and the borrowings are not specifically identifiable to the Company. However, subsequent to April 23, 2020, the Company was a guarantor for Encompass’s credit agreement and senior debt. In connection with the Distribution, the Company was released from its guarantee of Encompass’s indebtedness. The Company maintains its own cash management system and does not participate in a centralized cash management arrangement with Encompass.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Prior to the Distribution and Separation, we joined with Encompass in various U.S. federal, state, and local consolidated income tax filings. See Note 12, Income Taxes, for information related to our Tax Sharing Agreement with Encompass. The income tax amounts in these consolidated financial statements have been calculated based on a separate return methodology and are presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate, with adjustments described in Note 12, Income Taxes.
The consolidated financial statements include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries, majority-owned subsidiaries over which we exercise control, and, when applicable, entities in which we have a controlling financial interest.
We eliminate all intercompany accounts and transactions within the Company from our financial results. Transactions between the Company and Encompass have been included in these consolidated financial statements. The transfers with Encompass that were not settled are reflected in stockholders’ equity within Capital in excess of par value on the consolidated balance sheets and consolidated statements of stockholders’ equity. Within the consolidated statements of cash flows, these transfers are treated as an operating, financing or noncash activity determined by the nature of the transaction. Transactions between the Company and Encompass prior to July 1, 2022 were considered related party transactions. See Note 16, Related Party Transactions, for more information.
Variable Interest Entities—
Any entity considered a variable interest entity (“VIE”) is evaluated to determine which party is the primary beneficiary and thus should consolidate the VIE. This analysis is complex, involves uncertainties, and requires significant judgment on various matters. To determine if we are the primary beneficiary of a VIE, we must determine what activities most significantly impact the economic performance of the entity, whether we have the power to direct those activities, and if our obligation to absorb losses or receive benefits from the VIE could potentially be significant to the VIE.
Use of Estimates and Assumptions—
The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) estimates of net transaction prices to be collected for services and related revenue adjustments; (2) fair value of acquired assets and assumed liabilities in business combinations; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) economic lives and fair value of leased assets; (7) fair value of stock options; (8) fair value of derivative instruments (9) reserves for self-insured healthcare plans; and (10) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.
COVID-19 Pandemic—
The rapid onset of the COVID-19 Pandemic (the “pandemic”) has caused a disruption to our nation’s healthcare system. From time to time in specific markets, elective procedures were postponed by physicians and acute-care hospitals and limited by governmental order to preserve capacity for the expected volume of COVID-19 patients and reduce the risk of the spread of COVID-19. Initially, these postponements and limitations were widespread. Now, they are more market or state specific and driven by the extent of the pandemic in those areas. For various quarters during the pandemic, we experienced decreased patient volumes in both segments when compared to prior periods. We believe reduced patient volumes resulted from a number of conditions related to the pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our care transition coordinators, policies in assisted living facilities that limit our staff from visiting patients, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. We also experienced decreases in visits per episode and institutional referrals because of the pandemic, both of which negatively impacted pricing for home health.
In response to the public health emergency associated with the pandemic, the United States Congress and Centers for Medicare and Medicaid Services (“CMS”) adopted several statutory and regulatory measures intended to provide relief to healthcare providers to ensure patients would continue to have adequate access to care. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
temporarily suspended sequestration from May 1 through December 31, 2021. The CARES Act also authorized the cash distribution of relief funds from the United States Department of Health and Human Services (“HHS”) to healthcare providers. We did not accept any CARES Act relief funds. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”), signed into law on December 27, 2020, provided for additional provider relief funds. We intend to refuse any additional provider relief funds distributed in the future whether authorized under the 2021 Budget Act or other legislation. The sequestration suspension has been extended a number of times. Sequestration resumed as of April 1, 2022, but was only a 1% payment reduction through June 30, 2022. Thereafter, the full 2% Medicare payment reduction resumed. Federal legislation, including the CARES Act and the 2021 Budget Act, and CMS regulatory actions include a number of other provisions, which are discussed below, affecting our reimbursement and operations in both segments.
Additionally, the CARES Act, the 2021 Budget Act, and a series of waivers and guidance issued by CMS suspend various Medicare patient coverage criteria and documentation and care requirements in an effort to provide regulatory relief until the public health emergency for the pandemic has ended. For home health, the relief includes the allowance of nurse practitioners and physician assistants under certain conditions to certify, establish and periodically review the plan of care, as well as supervise the provision of items and services for beneficiaries under the Medicare home health benefit and expands the use of telehealth. Additionally, CMS expanded the definition of “homebound” to include patients needing skilled services who are homebound due solely to their COVID-19 diagnosis or patients susceptible to contract COVID-19. For hospice, the relief includes the temporary waiver of the requirement to use volunteers and to conduct a nurse visit every two weeks to evaluate aides, as well as the expanded use of telehealth for routine services and patient recertification.
The foregoing and other disruptions to our business as a result of the pandemic have had and are likely to continue to have an adverse effect on our business and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Net Service Revenue—
Our Net service revenue by payor source and segment is as follows (in millions):

	Home Health			Hospice			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Medicare	$647.7	$701.8	$697.3	$191.7	$204.8	$198.7	$839.4	$906.6	$896.0
Medicare Advantage	152.1	117.4	116.2	—	—	—	152.1	117.4	116.2
Managed care	63.7	62.1	45.9	1.4	3.2	1.9	65.1	65.3	47.8
Medicaid	12.0	14.2	15.6	0.9	1.3	—	12.9	15.5	15.6
Other	1.6	1.8	2.6	—	—	—	1.6	1.8	2.6
Total	$877.1	$897.3	$877.6	$194.0	$209.3	$200.6	$1,071.1	$1,106.6	$1,078.2
We record Net service revenue on an accrual basis using our best estimate of the transaction price for the type of service provided to the patient. Our estimate of the transaction price includes adjustments for contractual rate and other revenue adjustments, including uncollectible amounts. Contractual rate revenue adjustments are recorded for the excess of our standard rates over the contracted rate applicable to the relevant payor, if any. We calculate contractual rate adjustments on a patient-by-patient basis based on the rates in effect for each primary third-party payor. Other revenue adjustments include adjustments for self-pay, uninsured patients and other payors and include revenue adjustments arising from billing documentation, face-to-face documentation, authorizations, and adjustments that may arise from payment, and other reviews by third-party payors or their agents. Estimates for other revenue adjustments are determined based on the aging of our accounts receivable, our historical collection experience for each type of payor, our success rate in the claims adjudication process and other relevant factors.
Management continually reviews the transaction price estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. In addition, laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided under each home health and hospice provider number to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
reimbursement programs. If actual results are not consistent with our assumptions and judgments, we may be exposed to adjustments to our Net Service Revenue that could be material.
CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information an overpayment, fraud, or willful misrepresentation exists. If CMS suspects payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing prior notice to us. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General or the United States Department of Justice. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations, and cash flows.
Our performance obligations relate to contracts with a duration of less than one year. Therefore, we elected to apply the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. These unsatisfied or partially unsatisfied performance obligations primarily relate to services provided at the end of the reporting period.
We are subject to changes in government legislation that could impact Medicare payment levels and changes in payor patterns that may impact the level and timing of payments for services rendered.
Home Health Revenues
Under the Medicare home health prospective payment system, we are paid by Medicare based on episodes of care. The performance obligation is the rendering of services to the patient during the term of the episode of care. An episode of care is defined as a length of stay up to 60 days, with multiple continuous episodes allowed. A base episode payment is established by the Medicare program through federal regulation. The base episode payment can be adjusted based on each patient’s health including clinical condition, functional abilities, and service needs, as well as for the applicable geographic wage index, low utilization, patient transfers, and other factors. The services covered by the episode payment include all disciplines of care in addition to medical supplies. Medicare reimburses home health providers under the Patient-Driven Groupings Model. Under the Patient Driven Groupings Model (“PDGM”), the initial certification remains valid for 60 days. If a patient remains eligible for care after the initial period as certified by a physician, a new treatment period may begin.
Prior to January 1, 2021, we billed a portion of reimbursement from each Medicare episode near the start of each episode, and the resulting cash payment was typically received before all services were rendered. Effective January 1, 2021, this early payment process was eliminated. As we provide home health services to our patients on a scheduled basis over the episode of care in a manner that approximates a pro rata pattern, revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode that have been completed as of the period end date.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenues received by each provider during a cost reporting year. Management has reviewed the potential cap. Adjustments to the transaction price for the outlier cap were not material as of December 31, 2022 and December 31, 2021.
For episodic-based rates that are paid by other insurance carriers, including Medicare Advantage, we recognize revenue in a similar manner as discussed above for Medicare revenues. However, these rates can vary based upon the negotiated terms. For non-episodic-based revenue, revenue is recorded on an accrual basis based upon the date of service at amounts equal to our estimated per-visit transaction price. Price concessions, including contractual rate and other revenue adjustments are recorded as decreases to the transaction price.
Hospice Revenues
Medicare revenues for hospice are recognized and recorded on an accrual basis using the input method based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The performance obligation is the rendering of services to the patient during each day that he or she is on hospice care. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
reimbursement cap calculated by the Medicare Administrative Contractors. Adjustments to the transaction price for these caps were not material as of December 31, 2022 and December 31, 2021.
For non-Medicare hospice revenues, we record gross revenue on an accrual basis based upon the date of service at amounts equal to our estimated per day transaction price. Price concessions, including contractual and other revenue adjustments are recorded as decreases to the transaction price and thus reduce our Net service revenue.
Cash and Cash Equivalents—
Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased. Carrying values of Cash and cash equivalents approximate fair value due to the short-term nature of these instruments.
We maintain amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. However, management periodically evaluates the creditworthiness of those institutions, and we have not experienced any losses on such deposits.
Restricted Cash—
Restricted cash represents cash accounts maintained by a joint venture in which we participate where our external partner requested, and we agreed, that the joint venture’s cash not be commingled with other corporate cash accounts and be used only to fund the operations of the joint venture.
Accounts Receivable—
We report accounts receivable from services rendered at their estimated transaction price, which takes into account price concessions from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation programs, employers, and patients. Our accounts receivable are concentrated by type of payor. The concentration of patient service accounts receivable by payor class, as a percentage of total patient service accounts receivable, is as follows:

	As of December 31,
	2022	2021
Medicare	74.2%	83.8%
Managed care and other discount plans, including Medicare Advantage	21.0%	14.0%
Medicaid	3.9%	2.0%
Other	0.9%	0.2%
Total	100.0%	100.0%
While revenues and accounts receivable from the Medicare program are significant to our operations, we do not believe there are significant credit risks associated with this government agency. We do not believe there are any other significant concentrations of revenues from any particular payor that would subject us to any significant credit risks in the collection of our accounts receivable.
Accounts requiring collection efforts are reviewed via system-generated work queues that automatically stage (based on age and size of outstanding balance) accounts requiring collection efforts for patient account representatives. Collection efforts include contacting the applicable party (both in writing and by telephone), providing information (both financial and clinical) to allow for payment or to overturn payor decisions to deny payment, and arranging payment plans with self-pay patients, among other techniques. When we determine all in-house efforts have been exhausted or it is a more prudent use of resources, accounts may be turned over to a collection agency.
The collection of outstanding receivables from Medicare and managed care payors is our primary source of cash and is critical to our operating performance. While it is our policy to verify insurance prior to a patient being admitted, there are various exceptions that can occur. Such exceptions include instances where we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid, and it takes several days, weeks, or months before qualification for such benefits is confirmed or denied.
If actual results are not consistent with our assumptions and judgments, we may be exposed to adjustments to our Net Service Revenue and cash collections that could be material. Changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable, financial position, results of operations, and cash flows.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Property and Equipment—
We report leasehold improvements, vehicles, and equipment at cost, net of accumulated depreciation and amortization and any asset impairments. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the underlying leases. Useful lives are generally as follows:

Years
Leasehold improvements	2 to 5
Vehicles	3
Furniture, fixtures, and equipment	2 to 5
Maintenance and repairs of leasehold improvements and equipment are expensed as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset.
We retain fully depreciated assets and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the consolidated statements of income.
Leases—
We determine if an arrangement is a lease or contains a lease at inception and perform an analysis to determine whether the lease is an operating lease or a finance lease. We measure right-of-use assets and lease liabilities at the lease commencement date based on the present value of the remaining lease payments. As most of our leases do not provide a readily determinable implicit rate, we estimate an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. We use this rate to discount the remaining lease payments in measuring the right-of-use asset and lease liability. We use the implicit rate when readily determinable. We recognize lease expense for operating leases on a straight-line basis over the lease term. For our finance leases, we recognize amortization expense from the amortization of the right-of-use asset and interest expense on the related lease liability. Certain of our lease agreements contain annual escalation clauses based on changes in the Consumer Price Index. The changes to the Consumer Price Index, as compared to our initial estimate at the lease commencement date, are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. We do not account for lease and non-lease components separately for purposes of establishing right-of-use assets and lease liabilities.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. We recognize lease expense for these leases on a straight-line basis over the lease term.
Goodwill and Other Intangible Assets—
We are required to test our goodwill for impairment at least annually, as of October 1st, absent any triggering events that would accelerate an impairment assessment. The Company may perform interim impairment tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or an indefinite lived intangible asset below its carrying amount. Potential impairment of a reporting unit is identified by comparing the reporting unit’s estimated fair value to its carrying amount. We recognize an impairment charge for any amount by which the carrying amount of the asset exceeds its implied fair value.
The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for its reporting units and perform a quantitative test as of the measurement date of the test. We assess qualitative factors in our home health and hospice reporting units to determine whether it is necessary to perform the quantitative impairment test. If, based on this qualitative assessment, we were to believe we must perform the quantitative goodwill impairment test, we would estimate the fair value of our reporting units using generally accepted valuation techniques including the income approach and the market approach. Fair value under the income approach is determined by discounting to present value the estimated future cash flows of each reporting unit. Significant assumptions are incorporated into the discounted cash flow analysis such as, estimates of revenue growth rates, timing of acquisitions and de novo openings, forecasted operating margins, and the weighted-average cost of capital. Fair value under the market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation and amortization, from other businesses that are similar to each reporting unit and implied control premiums. Changes in general economic and market conditions impacting these assumptions could result in goodwill impairment

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
charges in future periods. When we dispose of a home health or hospice agency, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
We assess qualitative factors related to our indefinite-lived intangible asset to determine whether it is necessary to perform the quantitative impairment test. If, based on this qualitative assessment, we were to believe we must perform the quantitative goodwill impairment test, we would determine the fair value of our indefinite-lived intangible asset using generally accepted valuation techniques including the relief-from-royalty method. This method is a form of the income approach in which value is equated to a series of cash flows and discounted at a risk-adjusted rate. It is based on a hypothetical royalty, calculated as a percentage of forecasted revenue, that we would otherwise be willing to pay to use the asset, assuming it were not already owned. This approach includes assumptions related to pricing and volume, as well as a royalty rate a hypothetical third party would be willing to pay for use of the asset. When making our royalty rate assumption, we consider rates paid in arm’s-length licensing transactions for assets comparable to our asset.
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2022, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.
The range of estimated useful lives and the amortization basis for our intangible assets, excluding goodwill, are generally as follows:

Estimated Useful Life and Amortization Basis
Certificates of need	10 years using straight-line basis
Licenses	10 to 20 years using straight-line basis
Noncompete agreements	5 years using straight-line basis
Trade names	1 to 5 years using straight-line basis
Internal-use software	3 years using straight-line basis
We capitalize the costs of obtaining or developing internal-use software, including external direct costs of material and services and directly related payroll costs. Amortization begins when the internal-use software is ready for its intended use. Costs incurred during the preliminary project and post-implementation stages, as well as maintenance and training costs, are expensed as incurred.
Impairment of Long-Lived Assets and Other Intangible Assets—
We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and we cease depreciation.
Investments in and Advances to Nonconsolidated Affiliates—
Investments in entities that we do not control but in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment, additional contributions made, dividends or distributions received, and impairment losses resulting from adjustments to net realizable value. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations, or we are otherwise committed to provide further financial support to the affiliate.
We use the measurement alternative to account for equity investments and measure these investments at cost less impairment plus or minus observable price changes in orderly transactions for the identical investment or a similar investment of the same issuer at each reporting period.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Management periodically assesses the recoverability of our equity method and measurement alternative investments and equity method goodwill for impairment. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including discounted cash flows, estimates of sales proceeds, and external appraisals, as appropriate. If an investment or equity method goodwill is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.
Fair Value Measurements—
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability.
The basis for these assumptions establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•Level 1 – Observable inputs such as quoted prices in active markets;
•Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are as follows:
•Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and
•Income approach – Techniques to convert future cash flows to a single present amount based on market expectations (including present value techniques, option-pricing models, and lattice models).
Our financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable interest rate swap agreement, and long-term debt. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these instruments.
There are assets and liabilities that are not required to be reported at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. The fair value of our equipment is determined using discounted cash flows and significant unobservable inputs, unless there is an offer to purchase such assets, which could be the basis for determining fair value. The fair value of our intangible assets, excluding goodwill, is determined using discounted cash flows and significant unobservable inputs. The fair value of our investments in nonconsolidated affiliates is determined using quoted prices in private markets, discounted cash flows or earnings, or market multiples derived from a set of comparables. The fair value of our goodwill is determined using discounted projected operating results and cash flows, which involve significant unobservable inputs.
Noncontrolling Interests in Consolidated Affiliates—
The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. We record adjustments to noncontrolling interests for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interest holders’ balance.
Redeemable Noncontrolling Interests in Consolidated Affiliates—
Certain of our joint venture agreements contain provisions that allow our partners to require us to purchase their interests in the joint venture at fair value at certain points in the future. Because these noncontrolling interests provide for redemption features that are not solely within our control, we classify them as Redeemable noncontrolling interests outside of permanent equity in our consolidated balance sheets.
The following tables reconcile the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the consolidated balance sheets, and the net income attributable to Redeemable

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
noncontrolling interests, as recorded in the mezzanine section of the consolidated balance sheets, to the Net and comprehensive income attributable to noncontrolling interests presented in the consolidated statements of income (in millions):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$5.0	$—	$33.9
Net income attributable to noncontrolling interests	0.2	(0.1)	0.5
Purchases of redeemable noncontrolling interests	—	—	(34.4)
Other	—	5.1	—
Balance at end of period	$5.2	$5.0	$—

	Year Ended December 31,
	2022	2021	2020
Net income attributable to nonredeemable noncontrolling interests	$1.9	$1.8	$0.8
Net income attributable to redeemable noncontrolling interests	$0.2	$(0.1)	$0.5
Net income attributable to noncontrolling interests	$2.1	$1.7	$1.3

Stock-Based Payments—
Prior to July 1, 2022, our employees participated in the Encompass equity-based incentive plans (the “Encompass Plans”). Beginning July 1, 2022, our employees participate in the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan (the “Enhabit Plan”). Enhabit has stockholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain Company employees. All stock-based payments to employees, are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the applicable requisite service period. Stock-based compensation is included within general and administrative expenses on the Consolidated Statements of Income.
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in General and administrative expenses within the accompanying consolidated statements of income, were immaterial in each of the years ended December 31, 2022, 2021, and 2020, respectively.
Income Taxes—
We provide for income taxes using the asset and liability method. This approach recognizes the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for differences in the book and tax carrying amounts of our assets and liabilities.
Prior to the Distribution and Separation, we utilized the separate return approach for the purpose of the Company financial statements, including the income tax provisions and the related deferred tax assets and liabilities. The historic operations of the business reflect a separate return approach for each jurisdiction in which the Company had a presence and Encompass filed a tax return, with adjustments as discussed in Note 12, Income Taxes.
Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.
A valuation allowance is required when it is more likely than not some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income in the applicable tax jurisdiction. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative.
We evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes on a quarterly basis.
Derivative Instrument—
We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of an interest rate swap agreement. Our interest rate swap agreement is a derivative

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
financial instrument and is used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
Our objectives in using an interest rate derivative are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use an interest rate swap as part of our interest rate risk management strategy. An interest rate swap designated as a cash flow hedge involves the receipt of variable amounts from a counter party in exchange for us making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” we record the derivative in the consolidated balance sheets as either an asset or a liability measured at fair value. The change in the fair value of the derivative designated and that qualify as a cash flow hedge is recorded on our consolidated balance sheet in accumulated other comprehensive loss net of tax and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. For the year ended December 31, 2022 such a derivative was used to hedge certain variable cash flows associated with existing variable-rate debt.
(Loss) Earnings per Common Share—
The following table sets forth the computation of diluted weighted average common shares outstanding for the years ended December 31, 2022 and 2021 (in millions). A total of 0.2 million options to purchase Enhabit’s shares and 0.6 million restricted stock awards and restricted stock units were excluded from the diluted weighted average common shares outstanding for the years ended December 31, 2022 because their effects were anti-dilutive. There were no diluted or anti-dilutive shares for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Weighted average common shares outstanding:
Basic	49.7	49.6	49.6
Dilutive effect of options and restricted stock units	—	—	—
Diluted common shares outstanding	49.7	49.6	49.6
Recent Accounting Pronouncements—
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard removes certain exceptions to the general principles of ASC 740 and simplifies other areas such as accounting for outside basis differences of equity method investments. Either prospective or retrospective transition of this standard is dependent upon the specific amendments. The new guidance was effective for us beginning January 1, 2021, including interim periods within that reporting period. The adoption of this guidance did not have a material impact to our consolidated financial statements.
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
2.Business Combinations:
We completed four, two and one acquisitions, respectively, during the years ended December 31, 2022, 2021, and 2020. We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired locations from the date of acquisition. Assets acquired, liabilities assumed, and noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: an income approach using primarily discounted cash flow techniques for the noncompete and license intangible assets; and an income approach utilizing the relief-from-royalty method for the trade name intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. All goodwill recorded reflects our expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends.
2022 Acquisitions
The fair values recorded for the 2022 acquisitions were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). We expect to continue to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.
On January 1, 2022, we acquired a 50% equity interest from Frontier Home Health and Hospice, LLC in a joint venture with Saint Alphonsus Health System (“Saint Alphonsus”) which operates home health and hospice locations in Boise and Nampa, Idaho. This acquisition was made to enhance our position and ability to provide services to patients in this geographic area. The total purchase price was $15.9 million and was funded on December 31, 2021 using cash on hand.

The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.7
Accounts receivable, net	1.6
Operating lease right-of-use-assets	0.3
Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	0.2
Trade name (useful life of 6 months)	0.1
Licenses (useful lives of 10 years)	0.9
Internal-use software (useful life of 3 years)	0.1
Goodwill	28.7
Total assets acquired	32.6
Liabilities assumed:
Current operating lease liabilities	0.1
Accounts payable	0.1
Accrued payroll	0.2
Other current liabilities	0.2
Long-term operating lease liabilities	0.2
Total liabilities assumed	0.8
Noncontrolling interests	15.9
Net assets acquired	$15.9

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Information regarding the cash paid for this acquisition during 2022 is as follows (in millions):

Fair value of assets acquired	$3.9
Goodwill	28.7
Fair value of liabilities assumed	0.8
Fair value of noncontrolling interest owned by joint venture partner	15.9
Net cash paid for acquisition(1)	$15.9

(1)     As discussed above, the $15.9 million was funded on December 31, 2021; therefore, this amount is not included in the consolidated statement of cash flows for the year ended December 31, 2022.
On October 1, 2022, we acquired the assets of four Caring Hearts Hospice locations in Texas. This acquisition was made to enhance our position and ability to provide services to patients in this geographic area. The total purchase price was $13.9 million and was funded using cash on hand. The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	$0.6
Licenses (useful lives of 10 years)	0.6
Goodwill	14.3
Total assets acquired	15.5
Liabilities assumed:
Other current liabilities	1.6
Total liabilities assumed	1.6
Net assets acquired	$13.9
Information regarding the cash paid for the acquisitions during 2022 is as follows (in millions):

Fair value of assets acquired	$1.2
Goodwill	14.3
Fair value of liabilities assumed	1.6
Net cash paid for acquisitions	$13.9
On November 1, 2022, we acquired the assets of Unity Hospice LLC, a hospice provider with one location in Arizona. This acquisition was made to enhance our position and ability to provide services to patients in this geographic area. The

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
total purchase price was $2.1 million and was funded using cash on hand. The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	$0.1
Licenses (useful lives of 10 years)	0.1
Goodwill	2.2
Total assets acquired	2.4
Liabilities assumed:
Other current liabilities	0.3
Total liabilities assumed	0.3
Net assets acquired	$2.1
Information regarding the cash paid for this acquisition during 2022 is as follows (in millions):

Fair value of assets acquired	$0.2
Goodwill	2.2
Fair value of liabilities assumed	0.3
Net cash paid for acquisitions	$2.1
On December 1, 2022, we acquired the assets of Southwest Florida Home Care, Inc., a home health provider with a location in Fort Myers, Florida. This acquisition was made to enhance our position and ability to provide services to patients in this geographic area. The total purchase price was $21.0 million and was funded using cash on hand and borrowings under our Revolving Credit Facility. The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Prepaid expenses and other current assets	$0.1
Operating lease right-of-use-assets	0.3
Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	0.8
Licenses (useful lives of 10 years)	0.6
Goodwill	19.6
Total assets acquired	21.4
Liabilities assumed:
Current operating lease liabilities	0.1
Accrued payroll	0.1
Long-term operating lease liabilities	0.2
Total liabilities assumed	0.4
Net assets acquired	$21.0
Information regarding the cash paid for this acquisition during 2022 is as follows (in millions):

Fair value of assets acquired	$1.8
Goodwill	19.6
Fair value of liabilities assumed	0.4
Net cash paid for acquisitions	$21.0
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated statements of income and the unaudited pro forma results of operations of

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
the combined entities had the date of the acquisitions been January 1, 2021 (in millions):

	Net Service Revenue	Net (Loss) Income Attributable to Enhabit
Acquired entities only: Actual from acquisition date to Acquired entities only: Actual from acquisition date to December 31, 2022	$12.1	$1.1
Combined entity: Supplemental pro forma from 01/01/2022-Combined entity: Supplemental pro forma from 01/01/2022-12/31/2022 (unaudited)	$1,093.0	$(37.2)
Combined entity: Supplemental pro forma from 01/01/2021-Combined entity: Supplemental pro forma from 01/01/2021-12/31/2021 (unaudited)	$1,136.5	$114.1
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of 2021.
Approximately $50.5 million of the goodwill recorded as a result of these 2022 transactions is deductible for federal income tax purposes.
2021 Acquisitions
Frontier Acquisition
On June 1, 2021, we completed the acquisition of the home health and hospice assets of Frontier Home Health and Hospice (“Frontier”) in Alaska, Colorado, Montana, Washington, and Wyoming. The Frontier acquisition included the purchase of a 50% equity interest in the Heart of the Rockies Home Health joint venture and a 90% equity interest in the Hospice of Southwest Montana joint venture (inclusive of an additional 40% equity interest purchased for approximately $4.0 million). We consolidate both of these joint ventures. The Hospice of Southwest Montana joint venture is consolidated under the VIE model. On the acquisition date, nine home health and eleven hospice locations became part of our national network of home health and hospice locations. This acquisition was made to expand our existing presence in Colorado and Wyoming and extend our services to Alaska, Montana, and Washington. We funded this transaction using cash on hand and contributions from Encompass.
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.8
Accounts receivable, net	0.9
Prepaid expenses and other current assets	0.2
Property and equipment	0.1
Operating lease right-of-use-assets	0.9
Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	1.7
Trade name (useful life of 3 months)	0.2
Certificates of need (useful lives of 10 years)	3.1
Licenses (useful lives of 10 years)	4.8
Goodwill	92.4
Total assets acquired	105.1
Liabilities assumed:
Current operating lease liabilities	0.3
Accounts payable	0.2
Accrued payroll	0.8
Long-term operating lease liabilities	0.7
Total liabilities assumed	2.0
Redeemable and nonredeemable noncontrolling interests	3.9
Net assets acquired	$99.2

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Information regarding the net cash paid for this acquisition is as follows (in millions):

Fair value of assets acquired, net of $0.8 million of cash acquired	$11.9
Goodwill	92.4
Fair value of liabilities assumed	2.0
Fair value of redeemable and nonredeemable noncontrolling interest owned by joint venture partner	3.9
Net cash paid for acquisition	$98.4
Other Home Health and Hospice Acquisition
In December 2021, we acquired an additional 29% equity interest from Baptist Outpatient Services, Inc. in our existing Encompass Health Home Health of South Florida, LLC joint venture. This transaction increased our ownership interest from 51% to 80% and resulted in a change in accounting for this joint venture from the equity method of accounting to a consolidated entity. As a result of our consolidation of this entity and the remeasurement of our previously held equity interest to fair value, Goodwill increased $8.0 million, and we recorded a $3.2 million gain as part of Other income during 2021. This transaction was made to increase our ownership in a profitable entity and continue to grow our business. This acquisition was funded using cash on hand.
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.8
Accounts receivable, net	2.0
Identifiable intangible assets:
Noncompete agreement (useful life of 2 years)	0.1
Licenses (useful lives of 10 years)	1.7
Goodwill	8.0
Total assets acquired	12.6
Liabilities assumed:
Accounts payable	0.2
Accrued payroll	0.3
Other current liabilities	0.4
Other long-term liabilities	0.1
Total liabilities assumed	1.0
Redeemable noncontrolling interests	2.3
Net assets acquired	$9.3
Information regarding the net cash paid for this acquisition is as follows (in millions):

Fair value of assets acquired, net of $0.8 million of cash acquired	$3.8
Goodwill	8.0
Fair value of liabilities assumed	1.0
Fair value of redeemable noncontrolling interest owned by joint venture partner	2.3
Fair value of equity interest prior to acquisition	5.3
Net cash paid for acquisition	$3.2
Pro Forma Results of Operations
The following table summarizes the results of operations of the above-mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
the combined entity had the date of the acquisitions been January 1, 2020 (in millions):

	Net Service Revenue	Net Income (Loss) Attributable to Enhabit
Acquired entities only: Actual from acquisition date to December 31, 2021
Frontier	$19.7	$0.7
All other home health and hospice	0.9	(0.1)
Combined entity: Supplemental pro forma from 01/01/2021-12/31/2021 (unaudited)	1,131.0	111.6
Combined entity: Supplemental pro forma from 01/01/2020-12/31/2020 (unaudited)	1,124.0	76.8
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2020 reporting period.
The amount of goodwill recorded as a result of these 2021 transactions that is deductible for federal income tax purposes is $96.3 million.
2020 Acquisition
In March 2020, we acquired the assets of Generation Solutions of Lynchburg, LLC in Lynchburg, Virginia. This acquisition was made to enhance our position and ability to provide our services to patients in Central Virginia. The acquisition was funded using cash on hand.
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Licenses (useful lives of 10 years)	$0.2
Goodwill	0.9
Total assets acquired	$1.1
Information regarding the net cash paid for the home health and hospice acquisitions during 2020 is as follows (in millions):

Fair value of assets acquired	$0.2
Goodwill	0.9
Net cash paid for acquisitions	$1.1
2020 Pro Forma Results of Operations
The following table summarizes the results of operations of the above-mentioned acquisition from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2019 (in millions):

	Net Service Revenue	Net Income Attributable to Enhabit
Acquired entities only: Actual from acquisition date to December 31, 2020	$1.5	$—
Combined entity: Supplemental pro forma from 01/01/2020-12/31/2020 (unaudited)	1,078.5	75.0
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2020 period.
3.Variable Interest Entities:
As of December 31, 2022 and December 31, 2021, we consolidated two joint venture entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities range from 60% to 90% as of December 31, 2022. Through partnership and management agreements with or governing these entities, we manage these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of the VIEs and an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling,

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit us from using the assets of the VIEs to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	As of December 31,
	2022	2021
Assets
Current Assets
Restricted cash	$4.0	$1.7
Accounts receivable	2.9	2.8
Total current assets	6.9	4.5
Operating lease right-of-use assets	0.2	0.1
Goodwill	12.4	12.3
Intangible assets, net	1.1	1.3
Total assets	$20.6	$18.2

	As of December 31,
	2022	2021
Liabilities
Current Liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.2	0.3
Other current liabilities	0.1	—
Total current liabilities	0.4	0.4
Other long-term liabilities	0.1	—
Total liabilities	$0.5	$0.4
4.Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2022	2021
Current patient accounts receivable	$149.6	$164.5
Noncurrent patient accounts receivable	0.9	6.1
Accounts receivable	$150.5	$170.6

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
5.Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2022	2021
Leasehold improvements	$3.0	$3.0
Vehicles	31.3	31.1
Furniture, fixtures, and equipment	38.5	35.1
	72.8	69.2
Less: Accumulated depreciation and amortization	(52.4)	(48.8)
Property and equipment, net	$20.4	$20.4
The amount of depreciation expense is as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Depreciation expense	$4.6	$5.8	$5.9
6.Leases:
We lease office space, vehicles, and equipment under operating and finance leases with non-cancelable terms generally expiring at various dates through 2030. Our operating and finance leases generally have one- to eight-year terms. Certain leases also include options to purchase the leased property.
The components of lease costs are as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Operating lease cost:
General and administrative expenses	$20.1	$19.2	$18.3
Finance lease cost:
Amortization of right-of-use assets	3.8	6.0	7.1
Interest on lease liabilities	0.2	0.2	0.4
Total finance lease cost	4.0	6.2	7.5
Total lease cost	$24.1	$25.4	$25.8
Supplemental consolidated balance sheet information related to leases is as follows (in millions):

		As of December 31,
	Classification	2022	2021
Assets
Operating lease	Operating lease right-of-use assets	$42.0	$48.4
Finance lease(1)	Property and equipment, net	10.1	10.3
Total leased assets		$52.1	58.7

Liabilities
Current Liabilities:
Operating lease	Current portion of operating lease liabilities	$14.0	$14.9
Finance lease	Current portion of long-term debt	3.1	4.0
Noncurrent liabilities
Operating lease	Long-term operating lease liabilities, net of current portion	28.1	33.5
Finance lease	Long-term debt, net of current portion	2.1	2.5
Total leased liabilities		$47.3	$54.9

(1)    Finance lease assets are recorded net of accumulated amortization of $21.3 million and $20.8 million as of December 31, 2022 and 2021, respectively.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	As of December 31,
	2022	2021
Weighted Average Remaining Lease Term
Operating lease	3.5 years	3.7 years
Finance lease	1.8 years	1.7 years
Weighted Average Discount Rate
Operating lease	4.7%	3.9%
Finance lease	2.9%	2.2%
Maturities of lease liabilities as of December 31, 2022 are as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2023	$15.7	$3.2
2024	12.3	1.7
2025	8.1	0.5
2026	5.2	—
2027	3.1	—
2028 and thereafter	1.4	—
Total lease payments	45.8	5.4
Less: Interest portion	(3.7)	(0.2)
Total lease liabilities.	$42.1	$5.2
Supplemental cash flow information related to our leases is as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17.1	$16.5	$16.4
Operating cash flows from finance leases	0.2	0.2	0.4
Financing cash flows from finance leases	5.0	7.2	8.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10.7	$24.2	$12.8
Finance leases	3.5	4.1	5.4
In March 2023, we renewed the lease on our corporate headquarters office space for a term of 11 years. The lease commences on June 1, 2024 and expires in May 2035. The minimum lease payment obligations due under this lease are $19.8 million. We are still evaluating the terms of the lease and are assessing the financial impact of the renewed lease agreement.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
7.Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2022 and 2021 (in millions):

	Home Health	Hospice	Consolidated
Goodwill as of December 31, 2020	$849.7	$239.0	$1,088.7
Acquisitions	54.0	38.3	92.3
Consolidation of joint venture formerly accounted for under the equity method of accounting	8.0	—	8.0
Goodwill as of December 31, 2021	$911.7	$277.3	$1,189.0
Acquisitions	38.5	26.3	64.8
Impairment	(109.0)	—	(109.0)
Goodwill as of December 31, 2022	$841.2	$303.6	$1,144.8
Goodwill increased in 2021 and 2022 as a result of the acquisitions discussed in Note 2, Business Combinations. Goodwill also increased in 2021 as a result of our consolidation of the Frontier Home Health and Hospice and our consolidation of the Home Health of South Florida joint venture.
We are required to test our goodwill for impairment at least annually, as of October 1st, absent any triggering events that would accelerate an impairment assessment.
During the three months ended September 30, 2022, we identified potential impairment triggering events, including the impact of reimbursement and labor pressures, the Federal Reserve further increasing the risk-free interest rate and a decline in our stock price, and determined a quantitative analysis of our two reporting units should be performed. We estimated the fair value of our reporting units using the income approach and market approach. Based on the results of the quantitative analysis, no adjustments to the carrying value of goodwill for each of the reporting units were necessary during the three months ended September 30, 2022. As of September 30, 2022, the fair value of our home health reporting unit exceeded its carrying value by less than 5%. The home health reporting unit has an allocated goodwill balance of $0.9 billion. We conducted our annual impairment test again at October 1, 2022, which resulted in the same values determined as of September 30, 2022.
During the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified potential impairment triggering events in the fourth quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included lower than expected fourth quarter operating results, a change in our acquisition strategy and declining collections, which we believe is in part a result of the growing shift in our third-party payor mix, and specifically, an increase in Medicare Advantage payors. We estimated the fair value of our reporting units using both the income approach and market approach. The assumptions used in the income approach incorporate a number of significant estimates and judgments, including the revenue growth rates, timing of acquisitions and de novo openings, forecasted operating margins, and the weighted-average cost of capital. The market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation and amortization, from other businesses that are similar to each reporting unit and implied control premiums. While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in current general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, rising interest rates and labor costs and delays in our ability to complete acquisitions and de novo openings, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods. Based on the quantitative analysis, we recorded an impairment charge of $109.0 million in the three months ended December 31, 2022 to reflect a decrease in the carrying value of our home health reporting unit. As of December 31, 2022, the fair value of our hospice reporting unit exceeded its carrying value by less than 15%. The hospice reporting unit has an allocated goodwill balance of $303.6 million.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2022	$89.2	$(41.4)	$47.8
2021	89.2	(32.8)	56.4
Licenses:
2022	$131.1	$(80.8)	$50.3
2021	128.8	(67.8)	61.0
Noncompete agreements:
2022	$14.9	$(11.6)	$3.3
2021	13.2	(10.7)	2.5
Trade name - Encompass:
2022	$—	$—	$—
2021	135.2	—	135.2
Trade names - all other:
2022	$7.5	$(7.5)	$—
2021	7.5	(7.5)	—
Internal-use software:
2022	$25.4	$(24.2)	$1.2
2021	26.2	(22.2)	4.0
Total intangible assets:
2022	$268.1	$(165.5)	$102.6
2021	400.1	(141.0)	259.1
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Amortization expense	$24.5	$25.1	$27.0
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2023	$23.4
2024	23.0
2025	15.7
2026	12.4
2027	11.3
We transferred the ‘Encompass’ trade name to Encompass at the consummation of the spin-off as Encompass will continue to operate under the Encompass brand. See Note 1, Summary of Significant Accounting Policies—Organization and Description of Business, for additional information.
8.Investments in and Advances to Nonconsolidated Affiliates:
As a result of an amendment to the joint venture agreement related to our Jupiter, Florida home health agency, the accounting for this agency changed from the equity method of accounting to a consolidated entity effective January 1, 2020. The amendment revised certain participatory rights held by our joint venture partner resulting in the Company gaining control of this entity from an accounting perspective. We accounted for this change in control as a business combination and consolidated this entity using the acquisition method. The consolidation of the Jupiter, Florida agency did not have a material impact on our financial position, results of operations, or cash flows. As a result of our consolidation of this home health agency and the remeasurement of our previously held equity interest at fair value, Goodwill increased by $3.3 million, and we recorded a $2.2 million gain as part of Other income during the year ended

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020. We determined the fair value of our previously held equity interest using the income approach valuation technique. The income approach included the use of the agency’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the agency. The projected operating results use management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures.
See also Note 2, Business Combinations.
9.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2022	2021
Credit Agreement—
Advances under revolving credit facility	$190.0	$—
Term loan facilities	387.9	—
Other notes payable	—	2.0
Finance lease obligations	5.2	6.5
	583.1	8.5
Less: Current portion	(23.1)	(5.0)
Long-term debt, net of current portion	$560.0	$3.5
The following chart shows scheduled principal payments due on long-term debt for the next five years (in millions):

Year Ending December 31,	Amount
2023	$23.1
2024	21.6
2025	20.5
2026	20.0
2027	500.0
Gross maturities	585.2
Less unamortized debt issuance costs	(2.1)
Total	$583.1
In June 2022, the Company entered into a credit agreement (the “Credit Agreement”) that consists of a $400.0 million term loan A facility (the “Term Loan A Facility”) and a $350.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan A Facility, the “Credit Facilities”). The Credit Facilities mature in June 2027. Interest on the loans under the Credit Facilities is calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an applicable interest rate margin. Enhabit may voluntarily prepay outstanding loans under the Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The Term Loan A Facility contains customary mandatory prepayments, including with respect to proceeds from asset sales and from certain incurrences of indebtedness.
The Term Loan A Facility amortizes by an amount per annum equal to 5% of the outstanding principal amount thereon as of the closing date, payable in equal quarterly installments, with the balance being payable in June 2027. The Revolving Credit Facility provides us with the ability to borrow and obtain letters of credit, which is subject to a $75 million sublimit. The obligations under the Credit Facilities are guaranteed by our existing and future wholly owned domestic material subsidiaries (the “Guarantors”), subject to certain exceptions. Borrowings under the Credit Facilities are secured by first priority liens on substantially all the assets of Enhabit and the Guarantors, subject to certain exceptions. The Credit Facilities contain representations and warranties, affirmative and negative covenants, and events of default customary for secured financings of this type, including limitations with respect to liens, fundamental changes, indebtedness, restricted payments, investments, and affiliate transactions, in each case, subject to a number of important exceptions and qualifications. In addition, the Credit Facilities obligate us to maintain a maximum total net leverage ratio of no more than 4.75 to 1.0 and a minimum interest coverage ratio of no less than 2.5 to 1.0 for the previous four consecutive quarters. As of December 31, 2022, we were in compliance with the financial covenants under the Credit Facilities.
On June 30, 2022, we drew the full $400.0 million of the Term Loan A Facility and $170.0 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Distribution. In November 2022, we drew an additional $20.0 million on the Revolving Credit Facility, for a total of $190.0 million in outstanding borrowing under the Revolving Credit Facility as of December 31, 2022. As of December 31, 2022, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 6.2% and 6.3%, respectively. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies.
On October 20, 2022, we entered into an interest rate swap to manage our exposure to interest rate movements for a portion of our Term A Loan Facility. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%.
The carrying amounts and estimated fair values for our long-term debt are presented in the following table (in millions):

	As of December 31,
	2022		2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$190.0	$190.0	$—	$—
Term loan A facility	387.9	356.6	—	—
Other notes payable	—	—	2.0	2.0
Finance lease obligations	5.2	5.2	6.5	6.5
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements.
Promissory Notes
The Company had three separate promissory notes (the “Notes”) payable to Encompass with maturity dates of November 25, 2024, (“Note 1”), November 1, 2024 (“Note 2”), and February 1, 2030 (“Note 3”). The Notes had outstanding balances of $344.1 million, 182.0 million and 138.0 million, respectively, as of March 20, 2020. The interest rates on Note 1 consisted of a base rate of (1) LIBOR or (2) the higher of (a) Barclays’ Bank PLC’s prime rate and (b) the federal funds rate plus 0.5%. Additionally, an applicable margin that varied depending upon the leverage ratio of Encompass was added to the base rate. The interest rate on Note 2 and Note 3 were 5.75% and 4.75%, respectively.
On March 20, 2020, Encompass, as sole stockholder of the Company, elected to make a capital contribution of $664.1 million of principal of the Notes plus accrued and unpaid interest.
10.Stock-Based Payments:
Prior to July 1, 2022, the Company’s employees and board of directors participated in Encompass’s various stock-based plans. All stock-based payments to employees are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the applicable requisite service period. On July 1, 2022, all unvested Encompass restricted stock awards (“RSA”), performance units (“PSU”), and stock options to purchase shares issued to our employees were canceled and replaced with restricted stock, restricted stock units, and options to purchase shares issued under the Enhabit 2022 Omnibus Performance Incentive Plan (the “2022 Plan”). This represented a modification (the “Modification”) of outstanding stock-based compensation awards.
Prior to the Separation, Encompass issued a total of 128,000 RSAs and PSUs to members of our management team. Approximately 47,000 of these awards contain only a service condition, while the remainder contain both a service and a performance condition. Additionally, Encompass granted approximately 22,000 stock options to a member of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies.
As a result of the Modification, all outstanding stock-based compensation of Encompass stock awarded to Enhabit employees were converted to Enhabit stock using a conversion rate that retained the fair value of the awards immediately prior to the Modification.
All performance based PSUs were measured immediately prior to the Modification. The number of shares to be issued upon vesting was determined, and these awards were converted to restricted stock units of Enhabit that vest based upon a service condition. All service based RSAs were converted to restricted stock awards of Enhabit that vest based upon a

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
service condition. The outstanding options to purchase shares of Encompass stock were converted to options to purchase shares of Enhabit stock. There was no additional compensation cost as a result of the Modification.
Stock Options—
Under the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan, one member of management is given the right to purchase shares of Enhabit common stock at a fixed grant price determined on the day the options are granted. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, are generally at the discretion of the compensation and human capital committee of Enhabit’s board of directors. However, no options are exercisable beyond ten years from the date of grant. Granted options vest over the awards’ requisite service periods, which are generally three years.
The fair values of the options granted during the years ended December 31, 2022, 2021, and 2020 were granted prior to the Separation and accordingly were estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions which were based on Encompass’s historical factors:

	For the Year Ended December 31,
	2022	2021	2020
Expected volatility	28.3%	28.4%	24.8%
Risk-free interest rate	1.7%	1.1%	1.0%
Expected life (years)	7.8	7.1	7.1
Dividend yield	1.9%	1.9%	2.0%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. The expected term was estimated through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by Encompass employees and projected post-vesting activity of outstanding options. Volatility was calculated based on the historical volatility of Encompass’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. The dividend yield is estimated based on Encompass’s annual dividend rate and the Encompass stock price on the dividend payment dates. Under the Black-Scholes option-pricing model, the weighted-average grant date fair value per share of employee stock options granted was $27.07, $19.21, and $15.48 during the years ended December 31, 2022, 2021, and 2020, respectively.
A summary of our stock option activity for employees specifically identifiable to the Company and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2021	—	$—
Awards converted from Encompass Plan	222.2	$27.07
Outstanding, December 31, 2022	222.2	$27.07	7.15	$—
Exercisable, December 31, 2022	126.2	$25.48	6.06	$—
Compensation expense of approximately $0.3 million, $0.1 million, and $0.1 million was recognized related to stock options for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $0.4 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 11 months. No options were exercised during the years ended December 31, 2022, and 2020. The total intrinsic value of stock options exercised during the year ended December 31, 2021 was $0.1 million.
Restricted Stock Awards—
The RSAs granted in 2022 were service-based awards. These awards generally vest over a three-year requisite service period. The fair value of the RSA was determined by the closing price of Encompass common stock on the grant date.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A summary of our issued RSAs for employees specifically identifiable to the Company is as follows (share information in thousands):

	Shares (In Thousands)	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2021	—	$—
Awards converted from Encompass Plan	208.5	29.18
Granted	272.8	22.74
Forfeited	(27.1)	25.40
Nonvested shares at December 31, 2022	454.2	$25.54
$3.3 million, $1.7 million, and $1.5 million of stock-based compensation was recognized related to restricted stock awards for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was
$8.0 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 20 months. The total fair value of shares vested during the years ended
December 31, 2022, 2021, and 2020 was $1.3 million, $2.5 million, and $0.2 million, respectively. These restricted stock awards vested prior to the Separation; as a result, they vested as shares of Encompass stock.
Restricted Stock Units—
The RSUs granted in 2022 were service-based awards. These awards generally vest over a three-year requisite service period. The fair value of the RSU was determined by the closing price of Encompass’s common stock on the grant date.
A summary of our issued RSUs for employees specifically identifiable to the Company is as follows (share information in thousands):

	Shares (In Thousands)	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2021	—	$—
Awards converted from Encompass Plan	362.0	30.34
Granted	110.2	22.12
Vested	(110.2)	22.12
Nonvested shares at December 31, 2022	362.0	$30.34
$5.6 million, $1.8 million, and $2.3 million of stock-based compensation was recognized related to restricted stock units for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $4.3 million of unrecognized compensation expense related to unvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 17 months. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021, and 2020 was $3.8 million, $2.8 million, and $3.1 million, respectively. All restricted stock units that vested prior to the Separation vested as shares of Encompass stock.
In addition to the stock-based compensation expenses disclosed above, there was also an allocation of expenses related to certain Encompass functions that resulted from stock-based compensation totaling $1.1 million, $2.3 million, and $2.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
11.Employee Benefit Plans:
Substantially all our employees are eligible to enroll in Company-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2022, 2021, and 2020, costs associated with these plans, net of amounts paid by employees and stop-loss recoveries, approximated $41.5 million, $41.5 million, and $43.7 million, respectively. As of December 31, 2022 and 2021, medical insurance accruals of $7.5 million and $8.3 million, respectively, are included in Other current liabilities in our consolidated balance sheets.
The Company offers one qualified 401(k) savings plans, the Home Health Savings Plan (the “HHSP”). The HHSP allows eligible employees to contribute up to 60% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service. All home health and hospice full-time and part-time employees are eligible to participate in the HHSP, and all contributions to the plan are in the form of cash. The Company’s employer matching contribution under the HHSP is 25% of the first 3% of each participant’s

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
elective deferrals, which vest gradually over a six-year service period. Participants are always fully vested in their own contributions.
Employer contributions to the HHSP approximated $2.2 million, $2.4 million, and $2.1 million in 2022, 2021, and 2020, respectively. In 2022, 2021, and 2020, approximately $0.3 million, $0.2 million, and $0.2 million, respectively, from forfeited accounts were used to fund the matching contributions in accordance with the terms of the HHSP.
12.Income Taxes:
The significant components of Income tax expense are as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Current:
Federal	$14.3	$22.2	$3.1
State and other	2.8	4.3	2.8
Total current expense	17.1	26.5	5.9
Deferred:
Federal	(3.9)	7.9	17.1
State and other	(0.4)	0.7	1.4
Total deferred (benefit) expense	(4.3)	8.6	18.5
Total income tax expense related to continuing operations	$12.8	$35.1	$24.4
A reconciliation of differences between the federal income tax at statutory rates and our actual Income tax expense, is presented below:

	For the Year Ended December 31,
	2022	2021	2020
Tax expense at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	1.8%	3.3%	3.6%
Impairment of goodwill	(49.1)%	—%	—%
Distribution deferred tax adjustment	(23.7)%	—%	—%
Other, net	(0.2)%	(0.6)%	(0.3)%
Income tax expense	(50.2)%	23.7%	24.3%
Our 2022 taxable income generated prior to the Distribution is included in the consolidated federal and state returns of Encompass (“the Pre-Spin Returns”). After the Distribution, Encompass reduced its estimate of our taxable income to be reported on the Pre-Spin Returns based primarily on a technical analysis of the timing of deductibility of transaction costs related to the Distribution. As a result, we recorded an increase to our Deferred income tax liabilities and Income tax expense of $6.0 million, which is presented in the rate reconciliation as the Distribution deferred tax adjustment.
In addition to the CARES Act provisions previously discussed in Note 1, Summary of Significant Accounting Policies—COVID-19 Pandemic, the CARES Act also includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the years ended December 31, 2022 and 2021, although it has impacted the timing of cash payments for payroll taxes. Deferred payments of social security taxes totaled $14.9 million as of December 31, 2021 and are included in Accrued payroll in the consolidated balance sheet. This amount was paid during the year ended December 31, 2022.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2022	2021
Deferred income tax assets:
Operating lease liabilities	$9.6	$11.7
Accrued expenses and allowances	4.7	12.7
Stock-based compensation	2.7	0.9
Interest expense	2.8	—
Other deferred income tax assets	0.8	—
Total deferred income tax assets	20.6	25.3
Deferred income tax liabilities:
Intangible assets	(35.7)	(72.6)
Operating lease right-of-use assets	(9.6)	(11.7)
Property, net	(3.9)	(3.4)
Other deferred income tax liabilities	—	(0.8)
Total deferred income tax liabilities	(49.2)	(88.5)
Net deferred income tax liabilities	$(28.6)	$(63.2)
Prior to July 1, 2022, the Company joined Encompass in the filing of various consolidated federal, state, and local income tax returns and was a party to an income tax allocation agreement (the “Tax Sharing Agreement”). Under the Tax Sharing Agreement, the Company paid to or received from Encompass the amount, if any, by which Encompass’s income tax liability was affected by virtue of inclusion of the Company in the consolidated income tax returns of Encompass. Effectively, that arrangement resulted in the Company’s annual income tax provision being computed, with adjustments, including the Distribution deferred tax adjustment in 2022 of $6.0 million discussed above, as if the Company filed its own separate consolidated income tax returns.
At the Distribution, the Company entered into the Tax Matters Agreement with Encompass, which terminated the existing Tax Sharing Agreement prospectively. The Tax Matters Agreement governs the Company’s respective rights, responsibilities and obligations with respect to taxes (including responsibility for taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution to qualify as tax-free for U.S. federal income tax purposes), entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other matters.
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
We recognize interest and penalties related to income tax matters in Income tax expense. Interest recorded as part of our income tax provisions for 2022, 2021, and 2020 was not material. Accrued interest related to income taxes as of December 31, 2022 and 2021 was not material. As of December 31, 2022 and 2021, we have not recorded any unrecognized income tax benefits for uncertain tax positions. Our federal income tax returns have been examined through 2020 as part of the examinations of the Encompass consolidated federal income tax returns. Examinations of our federal income tax returns for 2021, and our initial short tax-year in 2022 which ended on the date of the Distribution, are currently under examination as part of the ongoing examinations of the Encompass federal consolidated returns for 2021 and 2022. These ongoing examinations are conducted in connection with Encompass’s participation in the Compliance Assurance Process with the IRS.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
13. Derivative Instruments:
In October 2022, we entered into an interest swap agreement with a notional value of $200.0 million with a maturity of October 20, 2025.
The activities of the cash flow hedge included in accumulated other comprehensive loss for the years ended December 31, 2022 are presented in the following table (in millions):

Cash Flow Hedge
Balance as of December 31, 2021	$—
Unrealized loss recognized in other comprehensive income, net of tax	(1.0)
Reclassified to interest expense, net of tax	0.3
Balance as of December 31, 2022	$(0.7)
The fair value of derivative assets and liabilities within the consolidated balance sheets are presented in the following table (in millions):

	December 31,
	2022	2021
Current Assets	$1.0	$—
Long-term liabilities	(2.0)	—
Total	$(1.0)	$—
Fair values for our derivative instruments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy.
14.Contingencies and Other Commitments:
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
We recorded $8.8 million for claims made against the Company that are probable of loss and reasonably estimable as liabilities within Other current liabilities in the condensed consolidated balance sheet as of December 31, 2022. We also recorded $8.8 million related to such claims that are recoverable based on the Company’s insurance policies within Other current assets on the condensed consolidated balance sheet as of December 31, 2022.
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $4.5 million in 2023, $0.6 million in 2024, $0.1 million in 2025 and thereafter. These contracts primarily relate to software licensing and support.
15.Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by the Company. We manage our operations using two operating segments that are also our reportable segments: (1) home health and (2) hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Home Health - Our home health operations represent the nation’s fourth largest provider of Medicare-certified skilled home health services, measured by 2020 Medicare revenues. We operate home health agencies in 34 states, with a concentration in the southern half of the United States. As of December 31, 2022, the Company operates 252 home health agencies. We are the sole owner of 241 of these locations. We retain 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice - Our hospice operations represent the nation’s twelfth largest provider of Medicare-certified hospice services, measured by 2020 Medicare revenues. We operate hospice agencies in 23 states, with a concentration in the southern half of the United States. As of December 31, 2022, the Company operates 105 hospice agencies. We are the sole owner of 101 of these locations. We retain 50.0% to 90.0% ownership in the remaining four jointly

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
owned locations. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
The accounting policies of our reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies. All revenues for our services are generated through external customers. See Note 1, Summary of Significant Accounting Policies—Net Service Revenue, for the disaggregation of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”). Segment assets are not reviewed by our chief operating decision maker and therefore are not disclosed below.
Selected financial information for our reportable segments is as follows (in millions):

	Home Health			Hospice
	For the Year Ended December 31,			For the Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Net service revenue	$877.1	$897.3	$877.6	$194.0	$209.3	$200.6
Cost of service, excluding depreciation and amortization	435.5	423.5	443.8	90.1	90.4	93.7
General and administrative expenses	238.5	244.2	248.7	65.2	62.6	60.4
Other income	(0.9)	(1.6)	—	—	—	—
Equity in net income of nonconsolidated affiliates	—	(0.6)	(0.5)	—	—	—
Noncontrolling interests	1.8	1.7	1.0	0.3	0.1	(0.2)
Segment Adjusted EBITDA	$202.2	$230.1	$184.6	$38.4	$56.2	$46.7
Segment reconciliations (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Total Segment Adjusted EBITDA	$240.6	$286.3	$231.3
Non-segment general and administrative expenses	(102.0)	(102.5)	(85.0)
Depreciation and amortization	(33.0)	(36.9)	(40.0)
Impairment of goodwill	(109.0)	—	—
Interest expense	(15.0)	(0.3)	(5.2)
Net income attributable to noncontrolling interests	2.1	1.8	0.8
Stock-based compensation expense	(9.2)	(3.6)	(3.9)
Other income	—	3.2	2.2
(Loss) income before income taxes and noncontrolling interests	$(25.5)	$148.0	$100.2
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Home health:
Episodic	$738.0	$781.5	$780.0
Non-episodic	128.0	102.0	82.3
Other	11.1	13.8	15.3
Total home health	877.1	897.3	877.6
Hospice	194.0	209.3	200.6
Total net service revenue	$1,071.1	$1,106.6	$1,078.2

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
16.Related Party Transactions:
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
Allocation of Corporate Expenses
Encompass provided the Company with certain services, including, but not limited to, executive oversight, treasury, legal, accounting, human resources, tax, internal audit, financial reporting, information technology and investor relations. Some of these services continue to be provided by Encompass to the Company on a temporary basis under the Transition Services Agreement. Our consolidated financial statements through December 31, 2022 include an allocation of these costs for the period prior to July 1, 2022. When specific identification is not practicable, a proportional cost method is used, primarily based on revenue and headcount. These cost allocations reasonably reflect these services and the benefits derived for the periods presented. These allocations may not be indicative of the actual expenses that would have been incurred as an independent, publicly traded company. In addition, the Company’s employees have historically participated in Encompass’s various stock-based plans as discussed in Note 10, Stock-Based Payments.
The allocations of services from Encompass to the Company and stock-based compensation are reflected in General and administrative expenses in the consolidated statements of operations as follows (in millions):

	December 31,
	2022	2021	2020
Overhead allocation	$7.7	$16.7	$14.8
Stock-based compensation	$2.5	$3.6	$3.9
For information related to our Tax Sharing Agreement with Encompass, see Note 12, Income Taxes.
Software Services
The Company is party to a client service and license agreement (the “HCHB Agreement”) with Homecare Homebase, LLC (“HCHB”) for a home care management software product that includes multiple modules for collecting, storing, retrieving and disseminating home care patient health and health-related information by and on behalf of home health care agencies, point of care staff, physicians, patients and patient family members via hand-held mobile computing devices and desktop computers linked with a website hosted by HCHB. The Company’s former chief executive officer along with others created this software product and eventually sold it to HCHB. This individual serves as that company’s executive chairman. As of June 19, 2021, this individual no longer serves as our chief executive officer or in any other role in our home health and hospice business.
Pursuant to the HCHB Agreement, we pay fees to HCHB based on, among other things, the software modules in use, the training programs, and the number of licensed users. Total HCHB expenses before June 19, 2021 were approximately $3.0 million and are included in General and administrative expenses in the consolidated statement of income for the year ended December 31, 2021. Total HCHB expenses of $6.0 million, and $5.8 million are included in General and administrative expenses in the consolidated statements of income for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there were no related party payables to HCHB.
Data Analytics Investment
During 2019, we made a $2.0 million investment in Medalogix, LLC, a healthcare predictive data and analytics company; this investment is accounted for under the measurement alternative for investments. In April 2021, Medalogix entered in an agreement whereby TVG Logic Holdings, LLC (“TVG”) acquired a majority of the issued and outstanding membership interests of Medalogix for cash. The transaction closed in May 2021. As a result of the transaction, the Company received $2.0 million of cash and a minority equity investment in TVG and recorded a $1.6 million gain as part

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
of Other income during 2021. During 2022, 2021, and 2020 we incurred costs of approximately $4.6 million, $3.6 million, and $2.7 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of Service (excluding depreciation and amortization), and General and administrative expenses in the consolidated statements of income.

(b)    Exhibits
The following documents are filed as exhibits hereto:

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

3.1	Amended and Restated Certificate of Incorporation of Enhabit, Inc. (incorporated by reference to Exhibit 3.1.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).
3.2	Amended and Restated Bylaws of Enhabit, Inc. (incorporated by reference to Exhibit 3.2 to Enhabit, Inc.’s Quarterly Report on Form 10-Q filed on November 14, 2022).
4.1†	Description of Enhabit, Inc.’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1*	Enhabit, Inc. 2022 Omnibus Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).
10.2*	Enhabit, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on February 28, 2023).
10.3*	Enhabit, Inc. Amended and Restated Executive Change in Control Benefits Plan (incorporated by reference to Exhibit 10.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on February 28, 2023).
10.4*
Separation and Release Agreement between Advanced Homecare Management, Inc. d/b/a Enhabit Home Health & Hospice and Chad Knight, dated September 28, 2022 (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Quarterly Report on Form 10-Q filed on November 14, 2022).

10.5†*	Form of Restricted Stock Unit Agreement pursuant to the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan.
10.6†*	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan.
10.7†*	Form of Non-Qualified Stock Option Agreement pursuant to the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan.
10.8*
Form of Enhabit, Inc. Employee Restricted Stock Award Agreement (Enhabit, Inc. 2022 Omnibus Performance Incentive Plan) (incorporated by reference to Exhibit 10.7 to Enhabit Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022.

10.9*
Form Enhabit, Inc. Restricted Stock Unit Agreement (Enhabit, Inc. 2022 Omnibus Performance Incentive Plan) (incorporated by reference to Exhibit 10.6 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).

10.10*	Form of Restrictive Covenants Agreement (incorporated by reference to Exhibit 10.5 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).
10.11
Credit Agreement, dated as of June 1, 2022, by and among Enhabit, Inc., Wells Fargo Bank, N.A., as administrative agent, collateral agent and swingline lender, and various other lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).

19.1†	Enhabit, Inc. Insider Trading Policy, dated February 22, 2023.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Enhabit, Inc.’s Registration Statement on Form 10 filed on May 25, 2022).
23.1†	Consent of PricewaterhouseCoopers LLP.
24.1†	Power of Attorney (included on signature page to this Form 10-K).
31.1†	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	Inline XBRL Instance Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

† Filed herewith.
†† Furnished herewith.
* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
Item 16. Form-K Summary.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Crissy B. Carlisle
Name:	Crissy B. Carlisle
Title:	Chief Financial Officer

Date:	April 14, 2023

[Signatures continue on the following page]

POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Dylan C. Black his or her true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments and supplements to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Barb Jacobsmeyer	President and Chief Executive Officer and Director (Principal Executive Officer)
April 14, 2023
Barb Jacobsmeyer
/s/ Crissy B. Carlisle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
April 14, 2023
Crissy B. Carlisle
/s/ Jeffrey W. Bolton	Director
April 14, 2023
Jeffrey W. Bolton
/s/ Tina L. Brown-Stevenson	Director
April 14, 2023
Tina L. Brown-Stevenson
/s/ Yvonne M. Curl	Director
April 14, 2023
Yvonne M. Curl
/s/ Charles M. Elson	Director
April 14, 2023
Charles M. Elson
/s/ Leo I. Higdon Jr.	Director, Chairperson
April 14, 2023
Leo I. Higdon Jr.
/s/ Erin P. Hoeflinger	Director
April 14, 2023
Erin P. Hoeflinger
/s/ Susan A. LaMonica	Director
April 14, 2023
Susan A. LaMonica
/s/ John E. Maupin Jr.	Director
April 14, 2023
John E. Maupin Jr.
(*)	Director
April 14, 2023
Stuart McGuigan
/s/ Greg S. Rush	Director
April 14, 2023
Greg S. Rush

(*)	Director
April 14, 2023
Barry Schochet
/s/ L. Edward Shaw Jr.	Director
April 14, 2023
L. Edward Shaw Jr.

(*) Appointed to the Enhabit, Inc. Board of Directors on March 30, 2023.