Form 10-K/A
period 2022-12-31
Enhabit, Inc.
filed 2023-05-01
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
The registrant had outstanding 50,089,328 shares of common stock as of April 26, 2023.
Documents Incorporated By Reference
None.

Audit Firm ID	Auditor Name	Auditor Location
238	PricewaterhouseCoopers LLP	Dallas, Texas

i

Explanatory Note
Enhabit, Inc. (“Enhabit,” “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K, originally filed on April 14, 2023 (the “Initial Filing”), for the purpose of providing the information required in Part III of Form 10-K. This information was previously omitted from the Initial Filing in reliance on General Instruction G(3) of Form 10-K because we intended to incorporate the required disclosures from our proxy statement relating to our 2023 Annual Meeting of stockholders. Our 2023 proxy statement, however, will not be filed within the requisite time period to allow incorporation by reference. Accordingly, this Amendment changes our Initial Filing by including the information required by Part III of Form 10-K (Items 10, 11, 12, 13 and 14).
In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as indicated herein, this Amendment does not modify or update disclosures contained in the Initial Filing and speaks only as of the date of the Initial Filing. This Amendment does not reflect events that may have occurred subsequent to the date of the Initial Filing.
Prior to July 1, 2022, we operated as a reporting segment of Encompass Health Corporation (“Encompass”). On March 7, 2022, we changed our name from “Encompass Health Home Health Holdings, Inc.” to “Enhabit, Inc.” On July 1, 2022, Encompass completed the previously announced Separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”) as of the close of business on June 24, 2022 (the “Record Date”). The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022. As a result of the Distribution, Enhabit is now an independent public company, and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”). As part of the Separation, Enhabit and Encompass entered into certain agreements that provide a framework for our relationship with Encompass after the Separation and Distribution. For additional discussion of the Separation and Distribution, as well as our relationship with Encompass, see Item 1A, “Risk Factors —Risks Related to Our Recent Separation from Encompass,” in the Initial Filing.

i

PART III
Item. 10 Directors, Executive Officers, Corporate Governance
Executive Officers
The following table lists all of our executive officers. Each of our executive officers will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position	Since
Barbara A. Jacobsmeyer	56	President and Chief Executive Officer; Director	6/2021
Crissy B. Carlisle	50	Executive Vice President and Chief Financial Officer	8/2021
Dylan C. Black	54	General Counsel and Secretary	1/2023
Julie Jolley	50	Executive Vice President, Home Health Operations	1/2000
Jeanne Kalvaitis	66	Executive Vice President, Hospice Operations	6/2022
Ronald L. (Bud) Langham, Jr.	46	Executive Vice President, Clinical Excellence and Strategy	10/2008
Tanya Marion	49	Chief Human Resources Officer	1/2022

Executive Biographies
Barbara A. Jacobsmeyer, President and CEO
Ms. Jacobsmeyer has served as President and Chief Executive Officer of Enhabit since June 2021. Prior to that, she served as Encompass’s Executive Vice President of Operations beginning in December 2016. Ms. Jacobsmeyer joined Encompass in 2007 as Chief Executive Officer of the Rehabilitation Hospital of St. Louis, a partnership of BJC HealthCare and Encompass, and then as President of Encompass’s Central Region from 2012 to 2016. Prior to joining Encompass, Ms. Jacobsmeyer served as Chief Operating Officer for Des Peres Hospital in St. Louis, Missouri. She received her bachelor’s degree in physical therapy from St. Louis University and her master’s degree in health services management from Webster University. Ms. Jacobsmeyer, as our President and Chief Executive Officer, directs the strategic, financial and operational management of the Company and, in this capacity, provides unique insights into its detailed operations. She also has the benefit of more than 30 years of experience in healthcare operations and management.
Crissy B. Carlisle, Executive Vice President and Chief Financial Officer
Ms. Carlisle has served as Chief Financial Officer of Enhabit since August 2021. Prior to that, she served as Encompass’s Chief Investor Relations Officer since September 2015. Ms. Carlisle joined Encompass in February 2005 as the director of SEC reporting and was promoted to Vice President of Financial Reporting in August 2005. Prior to joining Encompass, Ms. Carlisle served as a Director at FTI Consulting within the Corporate Recovery Division and additionally as a manager within PricewaterhouseCoopers’ audit practice. She received her bachelor’s degree in accounting from the University of Alabama and her master’s degree in business administration from Duke University’s Fuqua School of Business. Ms. Carlisle currently serves as a Vice President on the International Council of Gamma Phi Beta.
Dylan C. Black, General Counsel and Secretary
Mr. Black has served as General Counsel and Secretary of Enhabit since January 2023. Prior to that, he was a Partner at the law firm Bradley Arant Boult Cummings LLP in Birmingham, Alabama, where he practiced from 1998 to 2022. Before his career in private practice, Mr. Black clerked for the Hon. Harry W. Wellford on the United States Court of Appeals for the Sixth Circuit in Memphis, Tennessee. Mr. Black received his bachelor's degree in government from Harvard College and his law degree from the University of Virginia School of Law.

Julie Jolley, Executive Vice President, Home Health Operations
Ms. Jolley has served as Executive Vice President of Home Health Operations of Enhabit since 2019. Prior to that, she served as Regional President of Home Health since 2016. Ms. Jolley joined Enhabit in January 2000 as a Branch Director and was promoted to several other roles before her current position. Prior to joining Enhabit, Ms. Jolley was a registered nurse with experience in a variety of practice settings. She received her bachelor’s degree in nursing from Chamberlain University. She also has the benefit of more than 29 years of experience in healthcare.
Jeanne Kalvaitis, Executive Vice President, Hospice Operations
Ms. Kalvaitis has served as Executive Vice President of Hospice Operations of Enhabit since June 9, 2022. Ms. Kalvaitis has more than 30 years of healthcare administrative experience. Prior to joining Enhabit, she served as Vice President Hospice Operations and Divisional Vice President Clinical Services for Compassus from 2019 to 2021, where she worked on the transition of Ascension at Home hospice agencies after their acquisition by Compassus. Prior to holding that position, Ms. Kalvaitis served as Enhabit’s Vice President Clinical Services from 2014 to 2019 and held numerous positions at Vitas Healthcare Corporation from 1990 to 2014, including Vice President Operations, Vice President Business Development, and Senior General Manager. Ms. Kalvaitis is a registered nurse in Texas and Connecticut and has experience in a variety of practice settings prior to assuming the above administrative roles. She received her bachelor’s degree in nursing from the University of Texas at El Paso and her diploma in nursing from St. Vincent’s Medical Center School of Nursing in Bridgeport, Connecticut.
Ronald L. (Bud) Langham, Jr., Executive Vice President, Clinical Excellence and Strategy
Mr. Langham has been with the company since October 2008 and currently serves as Executive Vice President of Clinical Excellence and Strategy. Prior roles at Enhabit include Chief Strategy and Innovation Officer and Chief Clinical Officer. He is a physical therapist by training and has direct patient care and leadership experience in a variety of acute and post-acute settings. Mr. Langham received his degree in physical therapy from the University of Oklahoma Health Sciences Center in 1999 and a Master’s Degree in Business Administration from the University of Oklahoma in 2005. He is an active member of the American Physical Therapy Association and has served on multiple technical expert panels (TEPs) for the Centers for Medicare and Medicaid Services (CMS).
Tanya Marion, Chief Human Resources Officer
Ms. Marion has served as Chief Human Resources Officer of Enhabit since January 24, 2022. Prior to joining Enhabit, she served as the Chief Human Resources Officer – Operations of Mercy Health, a not-for-profit health care system in St. Louis, Missouri, from 2017 to 2022. Prior to that, she served in a variety of human resources leadership roles with increasing responsibility at Mercy Health from 2007 to 2017. She received her bachelor’s degree in business management from Missouri State University and her master’s degree in management and leadership from Western Governors University.

Directors
The board of directors of Enhabit (the “Board”) currently consists of 13 members. We identify and describe below the key experience, qualifications and skills our directors bring to the Board.
Leo I. Higdon, Jr., Chairman of the Board
Director Since: 7/1/2022
    Board Committees: Audit Committee (Chairperson), Finance Committee
Age: 76
Mr. Higdon joined Encompass’s Board of Directors in 2004 and served as its Chairman from 2014 until May 5, 2022. He served as President of Connecticut College from July 1, 2006, to December 31, 2013. He served as the President of the College of Charleston from October 2001 to June 2006. Between 1997 and 2001, Mr. Higdon served as President of Babson College in Wellesley, Massachusetts. He also served as Dean of the Darden Graduate School of Business Administration at the University of Virginia. His financial experience includes a 20-year tenure at Salomon Brothers, where he became Vice Chairman and Member of the Executive Committee, managing the Global Investment Banking Division. Mr. Higdon also served as a Director of Citizens Financial Group, Inc. As a result of his 20 years of experience in the financial services industry combined with his strategic management skills gained through various senior executive positions, including in academia, and service on numerous boards of directors, Mr. Higdon has extensive experience with strategic and financial planning and the operations of public companies.
Jeffrey W. Bolton
Director Since: 7/1/2022
Board Committees: Audit Committee, Compliance/Quality of Care Committee
Age: 67
Mr. Bolton has more than 40 years of experience in a variety of sectors, including healthcare, higher education, and local government. Throughout his career, Mr. Bolton has developed a deep knowledge of acute care hospitals and integrated health networks. Most recently, Mr. Bolton served as the Chief Administrative Officer and Vice President for Administration (the most senior non-physician executive) at Mayo Clinic. While holding this position, Mr. Bolton managed strategic alliances and business development, corporate accounting and external reporting, and financial planning and analysis. Mr. Bolton co-led the development of the organization’s new strategic plan and substantially transformed the leadership team, bringing in high-profile executives from outside the system for key roles, such as Chief Financial Officer and Chief Human Resources Officer, that had traditionally been filled from within. Prior to serving as the Chief Administrative Officer and Vice President, Mr. Bolton was the Chief Financial Officer and Chair of the Department of Finance at Mayo Clinic. Prior to joining Mayo Clinic, Mr. Bolton worked at Carnegie Mellon University where he held various finance and planning positions, including Chief Financial Officer. Previously, Mr. Bolton worked as a Planning and Financial Analyst at the University of Pittsburgh. He began his career as a Contract Administrator in the City of Pittsburgh. Mr. Bolton currently serves on the Board of Resoundant, Inc., a privately held medical technology company. He was recently elected to serve on the Board of Directors of HMN Financial, Inc. a publicly traded stock savings bank holding company. As discussed above, Mr. Bolton brings to the board accounting, finance, and strategic planning skills and qualifications through his extensive experience in a variety of industries, including healthcare.
Tina L. Brown-Stevenson
Director Since: 7/1/2022
Board Committees: Nominating/Corporate Governance Committee, Compliance/Quality of Care Committee
Age: 66
Ms. Brown-Stevenson is a retired executive who brings nearly three decades of experience in the national healthcare payor industry where she developed an expertise in health system analytics and data. Ms. Brown-Stevenson joined UnitedHealth Group in 2008 as the Executive Vice President of Healthcare Innovation and Information Group before being promoted to the Chief Data and Analytics Officer of OptumInsight. In 2012, Ms. Brown-Stevenson rose to the role of Senior Vice President of Health System Analytics and Decision Support, where she oversaw the analysis and management of provider and patient data to validate UnitedHealth Group’s strategy and product offerings, before her retirement in 2019. Prior to joining UnitedHealth Group, Ms. Brown-Stevenson previously held senior leadership positions at several other insurance companies, including Aetna, Cigna, and Partners Healthcare. In addition to her healthcare company experience, Ms. Brown-Stevenson currently serves on the boards of directors of several organizations, including Connecticut Children’s Medical Center and Kyruus Inc., a technology company that provides provider search and scheduling solutions to healthcare organizations. She also serves on the Advisory Board of the Commonwealth Honors College at the University of Massachusetts, Amherst. Ms. Brown-Stevenson has demonstrated her leadership and character through involvement on board roles in community and civic organizations. Ms. Brown-Stevenson also provided patient care for many years as a Registered Nurse. As a result of her leadership roles at several large national payors in the rapidly evolving field of healthcare data and analytics and her various private board memberships, Ms. Brown-Stevenson is in a unique position to draw on her extensive experience to advise on opportunities to improve the quality of care for our patients.
Yvonne M. Curl
Director Since: 7/1/2022
Board Committees: Compensation and Human Capital Committee (Chair), Nominating/Corporate
             Governance Committee
Age: 68
Ms. Curl served as a Director on Encompass’s Board of Directors from 2004 until May 5, 2022. Ms. Curl is a former Vice President and Chief Marketing Officer of Avaya, Inc., a global provider of next-generation business collaboration and communications solutions, which position she held from October 2000 through April 2004. Before joining Avaya, Ms. Curl was employed by Xerox Corporation beginning in 1976, where she held a number of middle and senior management positions in sales, marketing and field operations, culminating with her appointment to Corporate Vice President. Ms. Curl currently serves as a Director/Trustee of VALIC Companies I & II, a mutual fund complex sponsored by American International Group, Inc., and as a Director on the board of the Hilton Head Community Foundation. In the past five years, she has served as a Director of Nationwide Mutual Insurance Company and the Hilton Head Humane Association. Ms. Curl has proven senior executive experience with broad operational experience in sales, marketing, and general management through her previous roles with large public companies as described above. Having served on and chaired several compensation committees on the board of directors of public companies, she has experience in the development and oversight of compensation programs and policies.
Charles M. Elson
Director Since: 7/1/2022
Board Committees: Nominating/Corporate Governance Committee, Finance Committee (Chair)
Age: 63
Mr. Elson served as a Director on Encompass’s Board of Directors from 2004 until May 5, 2022. Mr. Elson is a retired professor of Finance and the retired Edgar S. Woolard, Jr. Chair in Corporate Governance at the University of Delaware’s Alfred Lerner College of Business and Economics. Since 2020, he has served as Executive Editor-at-Large of Directors & Boards magazine. From 2000 to 2020, he served as the Founding Director of the John L. Weinberg Center for Corporate Governance at the University of Delaware. Mr. Elson has also served on the National Association of Corporate Directors’ Commissions on Director Compensation, Executive Compensation and the Role of the Compensation Committee, Director Professionalism, CEO Succession, Audit Committees, Governance Committee, Strategic Planning, Director Evaluation, Talent Development, Risk Governance, Role of Lead Director, Strategy Development, Board Diversity, Board and Long-term Value Creation, and Building the Strategic Asset Board. Additionally, he has served as a member of the National Association of Corporate Directors’ Best Practices Council on Coping with Fraud and Other Illegal Activity and of that organization’s Advisory Council. Mr. Elson serves on the board of Blue Bell Creameries U.S.A., Inc., a privately held company. He recently served as a Director of Bob Evans Farms, Inc. In addition, Mr. Elson serves as Vice Chairman of the American Bar Association’s Committee on Corporate Governance. Mr. Elson has been Of Counsel/Consultant to the law firm of Holland & Knight LLP from 1995 to the present. Mr. Elson has extensive knowledge of and experience in matters of corporate governance through his leadership roles with professional organizations dedicated to the topics as described above. Mr. Elson’s academic, professional and board experiences allows him to effectively address the range of issues facing public companies.
Erin P. Hoeflinger
Director Since: 7/1/2022
Board Committees: Compensation and Human Capital Committee, Compliance/Quality of Care Committee
Age: 57
Ms. Hoeflinger brings over two decades of experience and expertise in the healthcare payor industry and has played key roles in strategy, operations, and general management throughout her career. Ms. Hoeflinger joined Aetna Inc. in 2018 and rose to the role of Senior Vice President of Specialty and Strategic Solutions where she led the strategy to unite CVS and Aetna assets post-merger (one of the largest health insurance acquisitions in history). Prior to her time at Aetna, Ms. Hoeflinger held several positions at Anthem, including the Senior Vice President and President for Local Commercial Business, Senior Vice President and President of the Commercial and Specialty Business Division, the President of Anthem Blue Cross and Blue Shield of Ohio, and the President of Anthem Blue Cross and Blue Shield of Maine. Throughout her career, Ms. Hoeflinger has developed an extensive skill set in implementing and leading complex transformations and integrations. In addition to her healthcare company experience, Ms. Hoeflinger presently serves on the Board of Directors and the Nominating and Governance Committee of Midmark Corporation, a privately held company that manufactures and supplies medical, dental, and animal healthcare products. She previously served on the Board of Directors and the Compensation Committee of First Financial Bancorp, a publicly traded banking and financial services company. Ms. Hoeflinger also served on the Board of Directors and Compensation Committee of MainSource Financial Group, Inc. and MainSource Bank. Ms. Hoeflinger served as a Member of The Ohio State University Board of Trustees, including on its Audit, Compliance, and Finance committee, and also served on the board of the Wexner Medical Center, an academic medical center on The Ohio State University campus. She has also served in various local and national nonprofit board leadership roles. As a result of her 20 years of experience in the healthcare industry where she developed strategic acquisition and management experience as well as her experience serving on a public company board, Ms.

Hoeflinger brings both strong strategic planning and corporate governance skills to the board, having led complex transformations and integrations several times throughout her career.
John E. Maupin, Jr.
Director Since: 7/1/2022
Board Committees: Audit Committee, Compliance/Quality of Care Committee (Chair)
Age: 76
Dr. Maupin served as a Director on Encompass’s Board of Directors from 2004 until May 2022. Dr. Maupin is a retired healthcare executive with over 40 years of diverse executive leadership experience in academic medicine, public health, ambulatory care and government relations. He served as President and Chief Executive Officer of Morehouse School of Medicine for eight years until his retirement in July 2014. Prior to that, he was the President and Chief Executive Officer of Meharry Medical College for 12 years. His other executive leadership positions have included Chief Administrative Officer of the Morehouse School of Medicine, Chief Executive Officer of Southside Healthcare, Inc., and Deputy Commissioner Medical Services, Baltimore City Health Department. Dr. Maupin currently serves as the Chair of the Board of Directors for VALIC Company I, a mutual fund complex sponsored by Corebridge Financial, Inc. In the past 10 years, he has served as a Director on the boards of LifePoint Health, Inc. and Regions Financial Corp. Dr. Maupin has a distinguished record as a health policy expert, having served on numerous national public health and scientific advisory boards and panels. He also has extensive experience working with the legislative and executive branches of federal and state government and agencies within the U.S. Department of Health and Human Services. Additionally, he has demonstrated his leadership and character through involvement in board roles in community and civic organizations as well as his 20 year career as a Dental Officer in the U.S. Army Reserves. Dr. Maupin brings to the board executive leadership and management skills through his extensive healthcare executive experience as well as his tenure on several boards.
Susan A. LaMonica
Director Since: 7/1/2022
Board Committees: Compensation and Human Capital Committee, Finance Committee
Age: 62
Ms. LaMonica is the Chief Human Resources Officer for Citizens Financial Group, a publicly traded banking and financial services company, where she is responsible for developing human resource strategies to support the company’s business plan. She is a member of the bank’s ESG steering committee and also jointly oversees the Corporate Affairs and Communications functions for the organization. Additionally, Ms. LaMonica played a key role in the separation of Citizens Financial Group from the Royal Bank of Scotland in 2014. Prior to joining Royal Bank of Scotland in 2011, Ms. LaMonica held several senior human resources leadership roles at JP Morgan Chase. In addition to her human resources experience, Ms. LaMonica has demonstrated her leadership and character through over a decade of involvement on board roles in numerous community and civic organizations. As a result of her diverse leadership roles, Ms. LaMonica is well positioned to address a full range of human capital issues, including compensation and benefits, talent acquisition and development, organizational development, and ESG matters.
Stuart M. McGuigan
Director Since: 3/30/2023
Board Committees: The Board intends to appoint Mr. McGuigan to the Nominating/Corporate
Governance Committee and Compliance/Quality of Care committee in May 2023
Age: 64
Mr. McGuigan currently serves as a Senior Advisor at McKinsey & Company, a position he has held since 2021. Prior to this position, he served as Chief Information Officer (“CIO”) of the U.S. Department of State from 2019 to 2021. As CIO, he established technology strategic direction and provided oversight for $2.4 billion of technology programs across the Department. Mr. McGuigan joined the Department of State from Johnson & Johnson (NYSE: JNJ), where he served as CIO from 2012 to 2019 and was responsible for Global Information Technology Strategy and Operations for an organization with 130,000 employees at over 170 overseas and domestic locations. Prior to Johnson & Johnson, Mr. McGuigan served as Senior Vice President and CIO of CVS Caremark, Senior Vice President and CIO of Liberty Mutual and Senior Vice President of Information Services for Medco Health Solutions. He currently serves as a director of Posit PBC and M2GEN.

Gregory S. Rush
Director Since: 7/1/2022
Board Committees: Audit Committee, Finance Committee
Age: 55
Mr. Rush brings more than 30 years of financial experience and expertise within the clinical research organization (CRO), biopharmaceutical, technology and professional services industries. He joined Parexel International Corporation, a global CRO, as Executive Vice President and Chief Financial Officer in 2018. Prior to joining Parexel, Mr. Rush served from 2013 to 2018 as Executive Vice President and Chief Financial Officer of Syneos Health, Inc., a publicly traded biopharmaceutical services organization. Mr. Rush also was Senior Vice President and Chief Financial Officer of Tekelec, Inc., a leading developer of telecommunications products and services acquired by Oracle. Mr. Rush’s experience also includes serving in various roles at Siebel Systems, Inc., Quintiles Transnational Corporation, PricewaterhouseCoopers and Ernst & Young, where he developed extensive knowledge in financial operations, capital market transactions, financial reporting, and acquisitions.
Barry P. Schochet
Director Since: 3/30/2023
Board Committees: Nominating/Corporate Governance Committee, Compliance/Quality of Care
             Committee
Age: 72
Mr. Schochet serves as a Healthcare Operating Partner at CIC Partners, an investment firm with an investment record spanning more than 30 years and representing greater than $1 billion in aggregate realized proceeds, a position he has held since 2007. Prior to his current role at CIC Partners, Mr. Schochet served as the President and CEO of BPS Health Ventures, a healthcare consulting and investment firm from 2005 to 2017. In addition, Mr. Schochet served as Vice Chairman and a number of other senior executive positions, including President of the Hospital Division, at Tenet Healthcare (NYSE: THC) and its predecessor National Medical Enterprises from 1979 to 2004. During his tenure, Tenet reached revenues of over $13 billion. Mr. Schochet has previously served as a Director for several health care companies, including Omnicare (NYSE:OCR), until it was acquired by CVS (NYSE: CVS), and Universal Hospital Services, which became Agiliti (NYSE: AGTI). Mr. Schochet currently serves as a Director of BroadJump LLC.
L. Edward Shaw, Jr.
Director Since: 7/1/2022
Board Committees: Compensation and Human Capital Committee, Nominating/Corporate Governance
Committee (Chair)
Age: 78
Mr. Shaw served as a Director on Encompass’s Board of Directors from 2005 until May 5, 2022. Following his practice as a Partner at Milbank LLP, Mr. Shaw served as General Counsel of The Chase Manhattan Bank from 1983 to 1996 and Aetna, Inc. from 1999 to 2003. In addition to his legal role, his responsibilities at both institutions included a wide range of strategic planning, risk management, compliance and public policy issues. From 1996 to 1999, he served as Chief Corporate Officer of the Americas for National Westminster Bank PLC. In 2004, Mr. Shaw was appointed Independent Counsel to the Board of Directors of the New York Stock Exchange dealing with regulatory matters. From March 2006 to July 2010, he served on a part-time basis as a Senior Managing Director of Richard C. Breeden & Co., and Affiliated Companies engaged in investment management, strategic consulting, and governance matters. In the past five years, Mr. Shaw has served as a Director of MSA Safety Inc. He currently serves as a Director and Former Chairman of Covenant House, the nation’s largest privately funded provider of crisis care to children. Mr. Shaw has a wide ranging legal and business background, including senior leadership roles, in the context of large public companies as described above with particular experience in corporate governance, risk management and compliance matters. He also has significant experience in the healthcare industry as a result of his position with Aetna.
Barbara A. Jacobsmeyer, President and CEO
Director Since: 7/1/2022
Age: 57
Ms. Jacobsmeyer’s biography is included in the “Executive Officer” section above.

Director Independence
The NYSE listing standards require that the Company have a majority of independent directors and provide that no director will qualify as “independent” for these purposes unless the Board affirmatively determines that the director has no material relationship with the Company. Additionally, the listing standards set forth a list of relationships and transactions that would prevent a finding of independence if a director or an immediate family member of that director were a party.
On an annual basis, the Board undertakes a review of the independence of the directors. In accordance with the NYSE listing standards, we do not consider a director to be independent unless the Board determines (i) the director meets all NYSE independence requirements and (ii) the director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). Members of the Audit, Compensation and Human Capital, and Nominating/Corporate Governance Committees must also meet applicable independence tests of the NYSE and the SEC. In connection with this determination, each director and executive officer completes a questionnaire which requires disclosure of, among other topics: any transactions or relationships between any director or any member of his or her immediate family and the Company and its subsidiaries, affiliates, our independent registered public accounting firm or any advisors to the Compensation and Human Capital Committee; any transactions or relationships between any director or any member of his or her immediate family and members of the senior management of the Company or their affiliates; and any charitable contributions to not-for-profit organizations for which our directors or immediate family members serve as executive officers.
Our Board has determined that all 12 of our non-employee directors are independent in accordance with our Corporate Governance Guidelines and the NYSE listing standards. All of the members of the Audit, Compensation and Human Capital, Nominating/Corporate Governance, Compliance/Quality of Care, and Finance Committees satisfy those independence tests.

Corporate Governance
Corporate Governance Guidelines
Our Board has developed corporate governance policies and practices in order to help fulfill its responsibilities to stockholders and provide a flexible framework for it to review, evaluate, and oversee the Company’s business operations and management. Our Corporate Governance Guidelines provide, among other things, that each member of the Board will:
•dedicate sufficient time, energy, and attention to ensure the diligent performance of his or her duties;
•comply with the duties and responsibilities set forth in the guidelines and in our Bylaws;
•comply with all duties of care, loyalty, and confidentiality applicable to directors of publicly traded Delaware corporations; and
•adhere to our Standards of Business Ethics and Conduct, including the policies on conflicts of interest.
Our Nominating/Corporate Governance Committee oversees and periodically reviews the Guidelines, and recommends any proposed changes to the Board for approval.
Code of Ethics
We have adopted the Standards of Business Ethics and Conduct, our “code of ethics,” that applies to all employees, directors and officers, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The purpose of the code of ethics is to promote:
•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•full, fair, accurate, timely, and understandable disclosure in periodic reports required to be filed by us;
•compliance with all applicable rules and regulations that apply to us and our employees, officers, and directors;
•prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•accountability for adherence to the code.
We disclose any amendments to, or waivers from, the code of ethics for executive officers and directors on our website promptly following the date of the amendment or waiver. Upon written request to our corporate secretary, we will also provide a copy of the code of ethics free of charge.
Board Oversight of the Company’s Risks
We maintain a comprehensive enterprise risk management program designed to identify potential events and conditions that may affect the Company and to manage risks to avoid materially adverse effects on the Company. Our management, including an executive risk committee, is responsible for the design and implementation of the enterprise risk management, or ERM, program. The Audit Committee of the Board, pursuant to its charter, is responsible for reviewing and evaluating our policies and procedures relating to risk assessment and management. The full Board monitors the ERM program by way of regular reports from our senior executives on management’s risk assessments and risk status as well as our risk response and mitigation activities. Individual committees monitor, by way of regular reports, the material risks that relate to the responsibilities of that committee and report to the Board appropriate information. For example, the Compliance/Quality of Care Committee oversees assessment and management of several risk-related topics, such as cybersecurity, privacy, Medicare claims audits, patient satisfaction data, quality of care data, and compliance program administration.
We design our compensation program with the understanding that while some degree of risk is necessary and appropriate, we believe our compensation program should not encourage excessive or inappropriate risk. The Compensation and Human Capital Committee regularly monitors and evaluates our compensation policies and practices to ensure they align with good governance practices. Additionally, the Compensation and Human Capital

Committee oversees assessment and management of human capital-related risks, such as those involving recruitment, retention, inclusion and diversity, employee engagement, and employment litigation. For further discussion of our human capital management, see Item 1, Business, of our Annual Report on Form 10-K for the year ended December 31, 2022.
The Compensation and Human Capital Committee annually undertakes a compensation risk assessment to establish whether our compensation program is successfully achieving these objectives, while aligning pay with performance. The 2022 review concluded that our compensation program, particularly our cash incentive plans and long-term incentives, appropriately balance risk, pay-for-performance, and the desire to focus executives on specific financial and operational measures. The Compensation and Human Capital Committee believes our program does not encourage unnecessary or excessive risk-taking, nor does it create risks that are reasonably likely to have a material adverse effect on the Company.
Corporate Website
We maintain a “Governance” section on our website at https://investors.ehab.com where you can find copies of our principal governance documents, including:
•Certificate of Incorporation and Amended and Restated Bylaws;
•Charters of each of the standing committees of the Board;
•Standards of Business Conduct and Ethics;
•Corporate Governance Guidelines; and
•Insider Trading Policy.

Board Structure and Committees
Board Structure and Meetings
Our business, property, and affairs are managed under the direction of our Board. Our Corporate Governance Guidelines provide for an independent director to serve as the non-executive chairman of the Board who sets the agenda for, and presides over, Board meetings, coordinates the work of the committees of our Board, oversees the distribution of materials to members of the Board and performs other duties delegated to the chairman by the Board. The non-executive chairman also presides over independent sessions generally held at each Board meeting. The Board adopted this structure to promote decision-making and governance independent of that of our management and to better perform the Board’s monitoring and evaluation functions. Members of the Board are kept informed of our business through discussions with our chief executive officer and other officers, by reviewing materials provided to them, by visiting our offices and facilities, and by participating in meetings of the Board and its committees.
The Board has the five standing committees set out in the table below, each of which is governed by a charter and reports its actions and recommendations to the full Board. Each committee has the authority to retain, at the expense of the Company, outside advisors, including consultants and legal and accounting advisors. The following table shows the membership of each Board committee as of May 1, 2023.

	Audit	Compensation and Human Capital	Compliance/ Quality of Care	Finance	Nominating/ Corporate Governance
Jeffrey W. Bolton	X		X
Tina L. Brown-Stevenson			X		X
Yvonne M. Curl		Chair			X
Charles M. Elson				Chair	X
Leo I. Higdon, Jr.	Chair			X
Erin P. Hoeflinger		X	X
John E. Maupin, Jr.	X		Chair
Susan A. LaMonica		X		X
Stuart M. McGuigan(1)			X		X
Gregory S. Rush	X			X
Barry P. Schochet			X		X
L. Edward Shaw, Jr.		X			Chair
(1) Mr. McGuigan was appointed to the Board of director March 30, 2023. The Board intends to appoint Mr. McGuigan to the Compliance/Quality of Care Committee and Nominating/Corporate Governance Committee in its May 2023 Board meeting.
Audit Committee
The Audit Committee’s purpose, per the terms of its charter, is to assist the Board in fulfilling its responsibilities to the Company and its stockholders, particularly with respect to the oversight of the accounting, auditing, financial reporting, and internal control and compliance practices of the Company. The specific responsibilities of the Audit Committee are, among others, to:
•assist the Board in the oversight of the integrity of our financial statements and compliance with legal and regulatory requirements, the qualifications and independence of our independent auditor, and the performance of our internal audit function and our independent auditor;
•appoint, compensate, replace, retain, and oversee the work of our independent auditor;
•at least annually, review a report by our independent auditor regarding its internal quality control procedures, material issues raised by certain reviews, inquiries or investigations relating to independent audits within the last five years, and relationships between the independent auditor and the Company;
•review and evaluate our quarterly and annual financial statements with management and our independent auditor, including management’s assessment of and the independent auditor’s opinion regarding the effectiveness of our internal control over financial reporting;
•discuss earnings press releases as well as financial information and earnings guidance provided to analysts and rating agencies with management;
•discuss policies with respect to risk assessment and risk management; and

•appoint and oversee the activities of our Director of Internal Audit who has the responsibility to identify violations of Company policy and law relating to accounting or public financial reporting.
Compensation and Human Capital Committee
The Compensation and Human Capital Committee’s purpose and objectives are to attract and retain high-quality personnel to better ensure the long-term success of the Company and the creation of long-term shareholder value. Accordingly, this committee oversees our compensation and employee benefit objectives, plans and policies and approves, or recommends to the independent members of the Board for approval, the individual compensation of our executive officers. This committee also reviews our human capital strategy and management activities, such as employee and management recruiting, retention and development initiatives as well as diversity, equity and inclusion initiatives. For further discussion of our human capital management, see Item 1, Business, of our Annual Report on Form 10-K for the year ended December 31, 2022.
The specific responsibilities of this committee are, among others, to:
•review and approve our compensation programs and policies, including our benefit plans, incentive compensation plans and equity-based plans and administer those plans as may be required;
•review and approve (or recommend to the Board in the case of the chief executive officer) goals and objectives relevant to the compensation of the executive officers and evaluate their performances in light of those goals and objectives;
•determine and approve (together with the other independent directors in the case of the chief executive officer) the compensation levels for the executive officers;
•review and discuss with management the Compensation Discussion and Analysis and recommend inclusion thereof in our annual report or proxy statement;
•review and approve (or recommend to the Board in the case of the chief executive officer) employment arrangements, severance arrangements and termination arrangements and change in control arrangements to be made with any executive officer;
•review at least annually our management succession plan as it relates to compensation and benefits;
•oversee long-term succession plans for senior management;
•review at least annually material compensation and human capital related risk exposures as well as management’s efforts to monitor and mitigate those exposures; and
•review and recommend to the Board the compensation for the non-employee members of the Board.
The Compensation and Human Capital Committee Report appears here in this Form 10-K/A.
In July 2021, the Compensation and Human Capital Committee conducted a request for proposal process and sought proposals from several national compensation consultants. The committee then engaged Pay Governance as its independent compensation consultant to assist it in its review and evaluation of executive compensation practices. The committee has reviewed the independence of Pay Governance and of each individual employee of the firm with whom it works. Pay Governance does not perform other services for the Company. The committee has determined Pay Governance has no conflict of interest in providing advisory services.
Compliance/Quality of Care Committee
The Compliance/Quality of Care Committee’s function is to assist our Board in fulfilling its fiduciary responsibilities relating to our regulatory compliance and cyber risk management activities and to ensure we deliver quality care to our patients. The committee is primarily responsible for overseeing, monitoring, and evaluating our compliance with all of its regulatory obligations other than tax and securities law-related obligations and reviewing the quality of services provided to patients. The specific responsibilities of the Compliance/Quality of Care Committee are, among others, to:
•ensure the establishment and maintenance of a regulatory compliance program and the development of a comprehensive quality of care program designed to measure and improve the quality of care and safety furnished to patients;
•appoint and oversee the activities of a chief compliance officer and compliance office with responsibility for developing and implementing our regulatory compliance program;

•oversee the cyber risk management program designed to monitor, mitigate and respond to cyber risks, threats, and incidents, and review periodic reports from the chief information officer, including developments in cyber threat environment and cyber risk mitigation efforts;
•review periodic reports from the chief compliance officer, including an annual regulatory compliance report summarizing compliance-related activities undertaken by us during the year, and the results of all regulatory compliance audits conducted during the year; and
•review and approve annually the quality of care program and review periodic reports from the chief medical officer regarding our efforts to advance patient safety and quality of care.
Finance Committee
The purpose and objectives of the Finance Committee are to assist our Board in the oversight of the use and development of our financial resources, including our financial structure, investment policies and objectives, and other matters of a financial and investment nature. The specific responsibilities of the Finance Committee are, among others, to:
•review and approve certain expenditures, contractual obligations and financial commitments per delegated authority from our Board; and
•review, evaluate, and make recommendations to the Board regarding (i) capital structure and proposed changes thereto, including significant new issuances, purchases, or redemptions of our securities, (ii) plans for allocation and disbursement of capital expenditures, (iii) credit rating, activities with credit rating agencies, and key financial ratios, (iv) long-term financial strategy and financial needs, (v) major activities with respect to mergers, acquisition and divestitures, and (vi) plans to manage insurance and asset risk.
Nominating/Corporate Governance Committee
The purposes and objectives of the Nominating/Corporate Governance Committee are to assist our Board in fulfilling its governance duties and responsibilities to our stockholders. Specific responsibilities include, among others, to:
•oversee the emergency succession plans for the chief executive officer;
•recommend nominees for Board membership to be submitted for stockholder vote at each annual meeting, and to recommend to the Board candidates to fill vacancies on the Board and newly-created positions on the Board;
•review and make recommendations on the size and composition of the Board and assist the Board in determining the appropriate characteristics, skills and experience for the individual directors and the Board as a whole and create a process to allow the committee to identify and evaluate individuals qualified to become Board members;
•evaluate annually and make recommendations to the Board regarding the composition of each standing committee of the Board, the policy with respect to rotation of committee memberships and chairs, and the functioning of the committees;
•review the suitability for each Board member’s continued service as a director when his or her term expires, and recommend whether or not the director should be re-nominated;
•assist the Board in considering whether a transaction between a Board member and the Company presents an inappropriate conflict of interest and/or impairs the independence of any Board member and conduct a prior review of any such transaction; and
•develop Corporate Governance Guidelines that are consistent with applicable laws and listing standards, periodically review those guidelines, and recommend to the Board any changes the committee deems necessary or advisable.

Compensation of Directors
Pursuant to its charter, the Compensation and Human Capital Committee evaluates the compensation of our non-employee directors, including the respective chairperson fees, and recommends any changes it deems advisable to the Board, which is responsible for adopting the final form and amount of non-employee director compensation. As part of its annual review, the Compensation and Human Capital Committee receives comparative peer and industry data and recommendations from its independent compensation consultant, Pay Governance.
In connection with the Separation, the Company granted founder RSU awards to Messrs. Higdon, Elson, Maupin, and Shaw, and Ms. Curl with a grant date fair value of $187,500. In addition the Company granted each non-employee director an RSU award with a grant date fair value of $150,000 as annual compensation. The RSUs held by each director vest upon grant and will be settled in shares of our common stock following the director’s departure from the Board.
In 2022, we provided the following compensation to our non-employee directors:

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)	Total ($)
Leo I. Higdon, Jr.	131,250	337,530	—	468,750
Jeffrey W. Bolton	56,250	150,016	—	206,250
Tina L. Brown-Stevenson	56,250	150,000	—	206,250
Yvonne M. Curl	71,250	337,530	—	408,780
Charles M. Elson	67,500	337,530	—	405,030
Erin P. Hoeflinger	56,250	150,016	—	206,266
John E. Maupin, Jr.	67,500	337,530	—	405,030
Susan A. LaMonica	56,250	150,000	—	206,250
Gregory S. Rush	56,250	150,016	—	206,266
L. Edward Shaw, Jr.	71,250	337,530	—	408,780
(1)Mr. McGuigan and Mr. Schochet joined the Board on March 30, 2023.
(2)The amounts reflected in this column are the retainer and chairperson fees earned for service as a director for 2022, regardless of when such fees are paid.
(3)Each non-employee director received awards of restricted stock units, or RSUs, with a grant date fair value computed in accordance with Accounting Standards Codification 718, Compensation - Stock Compensation. The number of Enhabit RSUs was calculated by dividing the grant date value by the closing trading price of Enhabit common stock on the NYSE on the date of grant.

Award	Grant Date	Price per Share ($)	Number of Shares (#)	Grant Date Value ($)
Founders Award(a)	7/1/2022	22.74	8,246	187,514
Annual Retention Award(b)	7/1/2022	22.74	6,597	150,016
Annual Retention Award(c)	7/15/202	18.53	8,095	150,000
a.Messrs. Higdon, Elson, Maupin, and Shaw and Ms. Curl received a founders award on July 1, 2022.
b.Messrs. Higdon, Bolton, Elson, Maupin, Rush and Shaw, and Mmes. Curl and Hoeflinger received annual retention award on July 1, 2022.
c.Ms. LaMonica and Ms. Brown-Stevenson received annual retention award on July 15, 2022.
Our non-employee directors received an annual base cash retainer of $75,000. We also paid the following chairperson fees to compensate for the enhanced responsibilities and time commitments associated with those positions:

Chair Position	Fees Earned or Paid in Cash ($)
Chairman of the Board	75,000
Audit Committee	25,000
Compensation and Human Capital Committee	20,000
Compliance/Quality of Care Committee	15,000
Finance Committee	15,000
Nominating/Corporate Governance Committee	20,000

It is expected that each non-employee member of the Board will receive an annual grant of restricted stock units valued at approximately $150,000. The restricted stock units held by each director will be settled in shares of our common stock following the director’s departure from the Board.
Ms. Jacobsmeyer received no additional compensation for serving on the Board.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (CD&A) describes the objectives, principles and components of the material elements of compensation for the Company’s Named Executive Officers (“NEOs”). Prior to the Separation, we operated as a wholly-owned subsidiary of Encompass. As a result, because the Separation did not occur until July 1, 2022, the 2022 compensation structure for our NEOs was determined prior to the Separation under the historical compensation philosophy, programs and practices of Encompass. This CD&A addresses the pre-Separation decisions made by Encompass as well as the impact of the Employee Matters Agreement on NEO compensation. In addition, this CD&A describes certain decisions made by our newly formed Compensation and Human Capital Committee following the Separation that impacts both 2022 and 2023 compensation. Our NEOs for 2022 are:

Name	Title
Barbara A. Jacobsmeyer	President and Chief Executive Officer
Crissy B. Carlisle	Executive Vice President and Chief Financial Officer
Jeanne Kalvaitis	Executive Vice President, Hospice Operations
Julie Jolley	Executive Vice President, Home Health Operations
Tanya Marion	Chief Human Resources Officer
Chad K. Knight[1]	General Counsel and Secretary
(1) Mr. Knight resigned from his position as General Counsel effective as of November 4, 2022.
The NEOs received compensation for their services only from, prior to the Separation, Encompass, and following the Separation, the Company. This proxy statement sets forth the combined compensation paid by both Encompass and the Company to each of the NEOs with respect to compensation earned in 2022.
The Compensation and Human Capital Committee of the board of directors of Encompass (the “Encompass Compensation Committee”) reviewed and approved the compensation programs and policies, including incentive compensation plans and equity-based plans, applicable to our NEOs in 2022. The Encompass Compensation Committee also specifically reviewed and determined the compensation of Ms. Jacobsmeyer, who was an executive officer of Encompass in 2022 prior to the Separation. Because Ms. Carlisle, Ms. Jolley, Ms. Kalvaitis, Ms. Marion and Mr. Knight were not executive officers of Encompass in 2022, their compensation was determined by Encompass’s senior management consistent with Encompass’s compensation philosophy and reviewed by the Encompass Compensation Committee in anticipation of the Separation.
EXECUTIVE SUMMARY
During 2022, the Company addressed many challenges as it transitioned from a business unit of Encompass Health Corporation to a standalone public company. These challenges included continuing shifts in the payor mix, increasing labor costs, and other effects of inflation. Despite these challenges, the Company remained focused on continuing to provide high quality service to our patients.
2022 Operational Achievements:
•Separation from Encompass Health Corporation on July 1, 2022
•Established a payor innovation team and increased our focus on profitable relationships with Medicare Advantage plans
•Made strategic changes in hospice
•Strategically reinvested for growth
•Realigned field sales and operations teams
•Revised human capital policies and added the Company’s first Chief Human Resources Officer
2022 Financial Performance:
•Delivered 2022 consolidated net revenue of $1,071.1 million
•Delivered 2022 Adjusted EBITDA of $149.3 million

2022 Incentive Compensation Plan Outcomes
•The annual short-term senior management bonus plan performance achievement was 38.6% of target

EXECUTIVE COMPENSATION PHILOSOPHY
The 2022 compensation programs were designed by Encompass pursuant to Encompass's compensation philosophy. Accordingly, the following discussion is largely a review of those programs implemented and compensation decisions made prior to the Separation.
Encompass’s stated executive compensation philosophy used in determining the compensation of our NEOs is to:
•provide a competitive rewards program for senior management that aligns management’s interests with those of its long-term stockholders;
•correlate compensation with corporate, regional and business unit outcomes by recognizing performance with appropriate levels and forms of awards;
•establish financial and operational goals to sustain strong performance over time;
•place 100% of annual cash incentives and a majority of equity incentive awards at risk by directly linking those incentive payments and awards to the Company’s performance; and
•provide limited executive benefits to members of senior management.
Encompass has stated that it believes this philosophy enables it to attract, motivate, and retain talented and engaged executives who will enhance long-term stockholder value.
In connection with the Separation, the Enhabit Board formed the Company’s Compensation and Human Capital Committee (the “Enhabit Compensation Committee”). The Enhabit Compensation Committee, in consultation with its independent advisor and management, revised the compensation philosophy and programs for 2023 to match the Company’s objectives as a stand-alone public company. Certain of these changes are described below under “Executive Compensation Program Details and Changes for 2023”.
Target Pay Opportunities for NEOs
The Company’s executive compensation program is designed to provide a strong correlation between pay and performance. “Pay” refers to the value of an executive’s total direct compensation, or “TDC,” calculated as follows:

Base Salary	+	Target Annual Incentives	+	Target Long-Term Equity Incentives	=	Target Total Direct Compensation

NEO Target Total Direct Compensation
Named Executive Officer	Base Salary ($)	Target Annual Cash Incentive ($)	Target Long-Term Equity Incentive ($)	Target Total Direct Compensation ($)
Barbara A. Jacobsmeyer(1)	800,000	892,500	1,875,000	3,567,500
Crissy B. Carlisle	400,001	280,001	500,001	1,180,003
Julie Jolley(1)	382,500	273,000	187,500	843,000
Jeanne Kalvaitis(2)	160,427	80,214	—	240,641
Tanya Marion	350,002	175,001	262,502	787,505
Chad K. Knight(1)	327,500	245,000	152,500	725,000
(1) As described below, in anticipation of the Separation from Encompass increases were approved to the base salary and the target annual cash incentive opportunity for Ms. Jacobsmeyer, Ms. Jolly, and Mr. Knight. The table above reflects the impact of these increases for 2022.

(2) Ms. Kalvaitis joined the Company in June 2022. The amount shown as “Base Salary” and “Target Annual Cash Incentive” is pro-rated to account for 7 months of employment in 2022. Ms. Kalvaitis was not granted an LTI award in 2022.
In 2022, all cash incentive target amounts and a substantial portion of NEO equity award values were dependent on performance measured against predetermined objectives approved by the Encompass Compensation Committee prior to the Separation. The graphs below reflect: (i) the portion of our NEOs’ 2022 target TDC that is performance-based and (ii) the time frame (i.e., annual vs. long-term) for our NEOs to realize value under our various TDC components.

President & Chief Executive Officer (Jacobsmeyer)
	67% Performance-Based

Base Pay	Annual Cash Incentive	Options	PSU	RSA
22%	25%	11%	32%	11%

		53% Long-Term

Average for Other NEOs(1)
	46% Performance-Based

Base Pay	Annual Cash Incentive	PSU	RSA
41%	28%	19%	12%

		31% Long Term
(1) Excludes Ms. Kalvaitis.
Note: Numbers may not add to 100% due to rounding.

Compensation Best Practices
To ensure the Company has strong corporate governance and risk mitigation, the Enhabit Board also adopted the following best practices related to executive compensation:

✓	Emphasis on performance-based variable compensation	X	No significant perquisites
✓	Majority of long-term incentive awards are performance-based	X	No “single-trigger” vesting for equity awards in the event of a change in control
✓	Short-term incentive plan includes both financial and quality of care (ESG) metrics	X	No hedging or pledging of Company stock
✓	Robust stock ownership requirements for officers and directors implemented in 2022	X	No tax gross-ups on termination payments related to a change in control
✓	Conduct annual review of peer group and competitiveness of executive compensation	X	No dividends paid out on unvested restricted or performance shares
✓	Cash severance provisions aligned with market practices	X	No defined benefit pension plans for executives
✓	“Double-trigger” vesting for equity awards in the event of a change in control	X	No option repricing
✓	Compensation recoupment, or “claw-back,” policy applies to both cash and equity incentives and covers misconduct in some cases where a financial restatement has not occurred
✓	Compensation Committee comprised solely of independent directors
✓	Proactive stockholder engagement
✓	Independent compensation consultant

Say-on-Pay Vote
The Compensation and Human Capital Committee and management of the Company will consider stockholder input, including the advisory Say-on-Pay vote, as it evaluates the design of executive compensation programs and the specific compensation decisions for each NEO. As a new publicly-traded company as of July 1, 2022, the first Say-on-Pay vote will be held at our 2023 Annual Meeting.

DETERMINATION OF COMPENSATION
Compensation Objectives
Prior to the Separation, the Encompass Compensation Committee’s objectives were to provide competitive target compensation to attract and retain the kind of executive talent necessary to achieve the Company’s strategic objectives and to ensure incentive plan (annual and long term) outcomes are aligned with Company performance. Executives may achieve above-target actual compensation for exceptional performance relative to these target performance goals and below-target levels of compensation for performance that is not as strong as expected.
Use of Compensation Consultants
Prior to the Separation, in making compensation decisions for 2022, the Encompass Compensation Committee received recommendations from Encompass’s chief executive officer and support from Encompass’s human resources staff. Additionally, for 2022, the Encompass Compensation Committee engaged Pay Governance as its independent executive compensation consultant. Encompass management separately engaged Mercer (US) Inc. (“Mercer”) to provide data and analysis on competitive executive and non-executive compensation practices. Mercer data on executive compensation practices was provided to the Encompass Compensation Committee, subject to review by, and input from, Pay Governance.
Following the Separation, the Company’s Compensation Committee separately engaged Pay Governance to serve as its independent compensation consultant. Pay Governance provided independent executive compensation advice and support to our Compensation Committee during 2022 and assisted with developing our compensation programs for 2023.
Assessment of Competitive Compensation Practices
Prior to the Separation, a number of factors were considered by Encompass and, with respect to Ms. Jacobsmeyer, the Encompass Compensation Committee, in determining the base salaries, annual incentive opportunities, and long-term incentive awards of our NEOs for 2022, including the executive’s responsibilities, aspects of the role that are unique to Encompass and the Company, the executive’s experience, internal equity within senior management, the executive’s performance, and competitive market data.
With respect to Ms. Jacobsmeyer’s compensation as an executive officer of the Company, the Encompass Compensation Committee reviewed the compensation data from the surveys noted below. The compensation survey data provided the Encompass Compensation Committee a significant sample size, included information for management positions below senior executives, and included companies in healthcare and other industries from which we might recruit for executive positions. In addition, prior to the Separation, the Encompass Compensation Committee approved a compensation peer group specific for Enhabit, which differed from the peer group used for Encompass. The Encompass Compensation Committee reviewed compensation peer group data assembled by Pay Governance from the peer group companies listed below.

Compensation Survey Sources
s	Mercer Benchmark Database	s	Aon Hewitt Executive
s	Mercer Integrated Health Networks	s	Willis Towers Watson Executive

2022 Compensation Peer Group
s	Acadia Healthcare	s	DaVita	s	Quest Diagnostics
s	Amedisys	s	Ensign Group	s	ModivCare
s	AMN Healthcare	s	LHC Group	s	Select Medical Holdings
s	Brookdale Senior Living	s	Mednax	s	Surgery Partners
s	Chemed	s	Premier	s	Universal Health Systems

The Encompass Compensation Committee reviewed competitive data on base salary levels, annual incentives, and long-term incentives for each executive and the NEO group as a whole. In preparation for 2022 compensation decisions for Ms. Jacobsmeyer, the Encompass Compensation Committee reviewed total direct compensation opportunities at the 25th, 50th and 75th percentiles of the survey data and the compensation peer group data (“market data”) and established target total direct compensation that was within a competitive range of the market median. It is important to note the Encompass Compensation Committee, with input from its advisor, recognizes the benchmark data changes from year to year, so the comparison against those benchmarks places emphasis on sustained compensation trends to avoid short-term anomalies. In general, the Encompass Compensation Committee views compensation 10% above or below the 50th percentile to be within a competitive range given year to year variability in the data.

With respect to Ms. Carlisle’s, Ms. Jolley’s, Ms. Marion’s, and Mr. Knight’s compensation, Encompass senior management established the target total direct compensation using a framework similar to the one used above by the Encompass Compensation Committee, with reference to individual and company performance, compensation survey data and, as available, peer group compensation data.
ELEMENTS OF EXECUTIVE COMPENSATION

Component	Purpose
Base Salary	Provide our executives with a competitive level of fixed pay.
Annual Incentives	Intended to drive Company performance during the applicable year.
Long-Term Equity Incentives	Intended to focus executive attention on longer-term strength of the business and align their interests with our stockholders over a multiyear period.
Health and Welfare Benefits	Provide our executives with programs that promote health and financial security, which all eligible employees receive.

The primary elements of our executive compensation program are:

Base Salary	+	Annual Incentives	+	Long-Term Equity Incentives
Base Salary
We provide officers and other employees with base salaries to compensate them with regular income at competitive levels. The Encompass Compensation Committee reviews base salaries annually for its executive officers, including Ms. Jacobsmeyer. Base salaries for our other NEOs were set annually by Encompass senior management. The table below shows base salaries in effect on January 1, 2022. In connection with our Separation from Encompass, the Encompass Compensation Committee increased the base salaries of Ms. Jacobsmeyer, Ms. Jolly, and Mr. Knight to better align their total target compensation with the market considering their experience and the increased responsibilities of their positions at a public company.

Named Executive Officer		Annual Base Salaries as of January 1, 2022 ($)	Annual Base Salaries as of July 1, 2022 ($)
Barbara A. Jacobsmeyer	President and Chief Executive Officer	750,000	850,000
Crissy B. Carlisle	Executive Vice President and Chief Financial Officer	400,001	400,001
Julie Jolley	Executive Vice President, Home Health Operations	375,000	390,000
Jeanne Kalvaitis(1)	Executive Vice President, Hospice Operations	275,018	275,018
Tanya Marion(2)	Chief Human Resources Officer	350,002	350,002
Chad K. Knight(3)	General Counsel and Secretary	305,000	350,000
(1) Ms. Kalvaitis was hired in June 2022. Upon hire, Ms. Kalvaitis’s base salary was $275,018.
(2) Ms. Marion was hired in January 2022. Upon hire, Ms. Marion’s base salary was $350,002.
(3) Mr. Knight resigned from his position as General Counsel effective as of November 4, 2022.
Annual Incentives
Establishing the Target Annual Incentive Opportunity
The Encompass 2022 Senior Management Bonus Plan (the “Encompass SMBP”) was designed to incentivize and reward our NEOs and others for annual performance as measured against predetermined corporate and business segment quantitative objectives intended to improve company performance and promote stockholder value. Under the SMBP, a target annual incentive opportunity, which is a percentage of base salary, is determined for each participant.

In connection with our Separation, and pursuant to the Employee Matters Agreement, the short-term incentive awards previously granted to the Company’s employees under the Encompass SMBP remained in place for the first half of 2022. At the time of Separation, target incentive opportunities for certain NEOs were adjusted by the Encompass Compensation Committee to align such NEOs’ target TDC with the market considering their experience and the increased responsibilities of their positions at a public company and the metrics were adjusted to apply to the Company’s results for the second half of 2022. These 2022 awards are paid in cash and were paid by the Company in 2023 upon approval of the performance results.

	January 1, 2022			July 1, 2022
Named Executive Officer	Base Salary ($)	Target Incentive Opportunity (%)	Target Annual Incentive ($)	Base Salary ($)	Target Incentive Opportunity (%)	Target Annual Incentive ($)
Barbara A. Jacobsmeyer	750,000	85%	637,500	850,000	105%	892,500
Crissy B. Carlisle	400,001	70%	280,001	400,001	70%	280,001
Julie Jolley	375,000	50%	187,500	390,000	70%	273,000
Jeanne Kalvaitis	275,018	50%	137,509	275,018	50%	137,509
Tanya Marion	350,002	50%	175,001	350,002	50%	175,001
Chad K. Knight	305000	40%	122,000	350,000	70%	245,000
Plan Objectives and Metrics
For 2022, the Encompass Compensation Committee approved two quantitative objectives: Adjusted EBITDA and a “Quality Scorecard” objective to focus on quality-of-care metrics.

In connection with the Separation, the Enhabit Compensation Committee approved a bifurcated approach with respect to the Enhabit SMBP, such that the 2022 performance period was divided into two periods (i.e., pre and post Separation). The first performance period, relating to the first half of the year, continued to be based on the quantitative objectives of Adjusted EBITDA on a consolidated basis, Adjusted EBITDA of the home health and hospice (“HHH”) Segment EBITDA and the Quality Scorecard, while the second performance period, relating to the second half of the year, was based on the HHH Segment EBITDA (i.e., did not take into account the Adjusted EBITDA on a consolidated basis) and the Quality Scorecard, which did not change from the first performance period. The final payments were based on the average of the weighted average results for both performance periods. The table below sets forth the quantitative objectives under the plan.
The Encompass Compensation Committee then assigned relative weightings (as a percentage of total annual incentive opportunity) to the objectives as noted below. The relative weightings of the quantitative objectives were the same for all our NEOs in 2022.
To reward exceptional company performance, the NEOs have the opportunity to receive a maximum payout in the event actual results reach a predetermined level for each objective. Conversely, if results are less than threshold for an objective, then no payout is awarded for that objectives. It is important to note the following:
•performance measures can be achieved independently of each other; and
•as results increase above the threshold, a corresponding percentage of the target cash incentive will be awarded. (In other words, levels listed are on a continuum, and straight-line interpolation is used to determine the payout multiple between two payout levels shown in the table above.)

2022 SMBP Quantitative Objectives
			Award Range
			Not Eligible	Threshold	Target	Maximum
Objective	Weight	Sub-Weight	0%	50%	100%	200%
First Half of Year
EHC Adjusted EBITDA	20%		< $486,827,499	$486,827,500	$526,300,000	$565,772,500
HHH Segment	80%
Adjusted EBITDA		70%	< $108,872,499	$108,872,499	$117,700,000	$126,527,500
Quality Scorecard*		30%
Second Half of Year
HHH Segment	100%
Adjusted EBITDA		70%	< $97,957,499	$97,957,499	$105,900,000	$113,842,500
Quality Scorecard*		30%

* HHH Quality Scorecard Sub- Objective		Sub-Weight	Consolidated Star/Hospice Rating
Home Health Quality Stars		25%	<3.2	3.2	3.6	4.0
Home Health Patient Satisfaction Stars		25%	<3.0	3.0	3.5	4.0
Hospice HIS Measures		25%	<3.0	3.0	4.0	5.0
Hospice CAHPS		25%	<3.0	3.0	4.0	5.0

Assessing and Rewarding 2022 Achievement of Objectives
After the close of the year, the Encompass Compensation Committee assessed performance against the quantitative objectives to determine a weighted average result, or the percentage of each NEOs’ target incentive that has been achieved, for each objective. The Enhabit Compensation committee also reviewed the recommendation. The results of Actual 2022 SMBP Plan are as follows:

2022 EBITDA Results
Objective	% of Target Individual Objective Achievement	Weighted Achievement
EHC Adjusted EBITDA	72.3%	7.2%
Enhabit Adjust EBITDA (First Half)	—%	—%
Enhabit Adjust EBITDA (Second Half)	—%	—%
Combined		7.2%

2022 HHH Quality Scorecard Results
Objective	% of Target Individual Objective Achievement	Weight	Weighted Metric Achievement	Weighted Achievement
Home Health Quality Stars	125.0%	25%	31.3%
Home Health Patient Satisfaction Stars	140.0%	25%	35.0%
Hospice HIS Measures	200.0%	25%	50.0%
Hospice CAHPS	—%	25%	—%
Combined			116.3%	31.4%

2022 SMBP - Amounts Earned
Named Executive Officer	Base Salary ($)	Target Annual Incentive Opportunity (%)	Target Annual Incentive ($)	Amount of 2022 SMBP Earned (38.6%) ($)
Barbara A. Jacobsmeyer	850,000	105%	892,500	344,505
Crissy B. Carlisle	400,001	70%	280,001	108,080
Julie Jolley	390,000	70%	273,000	105,378
Jeanne Kalvaitis	275,018	50%	137,509	29,811
Tanya Marion	350,002	50%	175,001	67,550
Chad K. Knight(1)	350,000	70%	245,000	79,488
(1) Mr. Knight resigned from his position as General Counsel effective as of November 4, 2022. His payout was pro-rata for 2022.

Long-Term Incentives

To further align management’s interests with the interests of stockholders, Encompass reported that a significant portion of each NEOs’ total direct compensation for 2022 was in the form of long-term equity awards. For 2022, Encompass’s equity incentive plan provided participants at all officer levels with the opportunity to earn performance-based restricted stock, or “PSUs,” time-based restricted stock, or “RSAs” and, for executive vice presidents of Encompass like Ms. Jacobsmeyer, stock options.

The following table summarizes the 2022 target equity award opportunity levels and forms of equity compensation for each of our NEOs. These amounts differ from the equity award values reported in the Summary Compensation Table (shown here) due to the utilization of a 20-day average stock price to determine the number of shares granted as opposed to the grant date values used for accounting and reporting purposes.

2022 Equity Incentive Plan Structure
Named Executive Officer(1)	Total Target Equity Award Opportunity ($)	Options as % of the Award	PSUs as a % of the Award	RSAs as a % of the Award
Barbara A. Jacobsmeyer	1,875,000	20%	60%	20%
Crissy B. Carlisle	500,001	—%	60%	40%
Julie Jolley	187,500	—%	60%	40%
Tanya Marion	262,502	—%	60%	40%
Chad K. Knight	152,500	—%	60%	40%
(1) Ms. Kalvaitis joined the Company in June 2022 and was not granted an LTI award in 2022.
PSU Awards in 2022
Encompass reported that the Encompass Compensation Committee determined that performance-based vesting conditions for the majority of stock awards in 2022 were appropriate to further align leadership with the interests of stockholders and promote specific performance objectives while facilitating executive stock ownership. The PSUs entitled the NEOs to receive a predetermined range of shares upon achievement of specified performance objectives. Dividends accrue when paid on unvested shares, but the holders of PSUs do not receive the cash payments related to accrued dividends until the resulting shares, if any, fully vest. If shares are earned at the end of the two-year performance period, the participant must remain employed until the end of the following year at which time the shares fully vest.

For the 2022 PSU awards, the number of shares earned will be determined at the end of a two-year performance period based on the level of achievement of normalized earnings per share and return on invested capital as defined and determined by Encompass. The weighting of these metrics is outlined below.

Time-Based Restricted Stock Awards in 2022
Encompass reported that a portion of 2022 long-term incentive award value was provided in RSAs to provide retention incentives to executives and facilitate stock ownership. The recipients of RSA awards have voting rights and rights to receive dividends. Dividends accrue when paid on outstanding shares, but the holders of RSAs will not receive the cash payments related to these accrued dividends until the restricted shares fully vest. For the 2022 RSA award, one-third of the shares awarded vest on the first anniversary of the award, one-third of the shares vest on the second anniversary of the award, and the final third vest on the third anniversary.

Stock Option Awards in 2022
The Encompass Compensation Committee believes nonqualified stock options also are an appropriate means to align the interests of its most senior executives with its stockholders since they provide an incentive to grow stock price. Each stock option permits the holder, for a period of ten years, to purchase one share of common stock at the exercise price, which is the closing market price on the date of issuance. Options generally vest ratably in equal annual increments over three years from the award date. Ms. Jacobsmeyer was our only NEO to receive a stock option grant from Encompass in 2022.

Conversion of Encompass Equity Awards at Separation
Prior to the Separation, the Encompass Compensation Committee reviewed the 2022 value of the long-term incentive awards to the NEOs. Each Encompass award held by an individual who was an employee of Enhabit following the Separation was converted into an Enhabit equity award. The number of shares subject to each such award were adjusted in a manner intended to preserve the aggregate intrinsic value of the original Encompass award as measured immediately before and immediately after the Separation (in each case, as calculated based on the applicable stock price measurements specified in the Employee Matters Agreement), subject to rounding. Such adjusted award is otherwise subject to the same terms and conditions that applied to the original Encompass award immediately prior to the Separation. However, Enhabit does not pay dividends and consequently there is no dividend accrual on any awards following conversion.

Conversion of PSUs

Each award of Encompass PSUs held by an individual who was an employee of Enhabit following the Separation was converted into an Enhabit common stock RSU on a 1 to 2.4648197 basis based on a truncated performance period. At the time of Separation the two year performance period for the Encompass 2021 and 2022 PSUs had not been completed. Consequently, the Encompass Compensation Committee determined the achievement level as of the time of Separation considering performance prior to the date of Separation. The achievement level for the 2020 PSUs had been determined at the time of Separation. The following table reflects the corresponding performance achievement levels for the 2020, 2021 and, 2022 PSU awards. The Outstanding Equity Awards at December 31, 2022 Table includes such awards for our NEOs considering the achievement levels and on as converted basis.

	2020 PSU Award		2021 PSU Award	2022 PSU Award
	Performance Period 2020-2021		Performance Period 2021-2022	Performance Period 2023-2023
PSU Metric	Achievement		Achievement	Achievement
EPS	95.2%		118.30%	95.4%
ROIC	81.5%	142.7%	142.7%	91.1%

Conversion of RSAs

Each award of Encompass RSAs held by an individual who is an employee of Enhabit following the Separation was converted into an Enhabit common stock RSA on a 1 to 2.4648197 basis. The Outstanding Equity Awards at December 31, 2022 Table includes such awards for our NEOs on a converted basis.

Conversion of Options

Ms. Jacobsmeyer was the only Enhabit employee awarded Encompass options prior to Separation. Following the Separation each option was converted into an Enhabit common stock option on a 1 to 2.4648197 basis. The Outstanding Equity Awards at December 31, 2022 Table includes such awards for Ms. Jacobsmeyer on a converted basis.

Benefits
In 2022, prior to our Separation from Encompass, our NEOs employed by Encompass were eligible for the same benefits offered to other Encompass employees, except that Ms. Jacobsmeyer participated in Encompasses’ nonqualified 401(k) plan, a benefit offered to Encompass senior management. Following our Separation from Encompass, our NEOs were eligible for the same benefits offered to all eligible Enhabit employees.

Perquisite Practices
For 2022, we did not have any perquisite plans or policies in place for our executive officers. We also did not provide tax payment reimbursements, gross ups, or any other tax payments to any of our executive officers. Encompass offered reimbursement of relocation expenses when a senior officer is asked to move for business purposes. Ms. Jacobsmeyer and Ms. Carlisle received this benefit in 2022 from Encompass.

OTHER NEO COMPENSATION
2022 Enhabit Founder Awards
In connection with the separation and distribution, the Company granted founder RSU awards to non-employee directors (as described above under “Director Compensation”) and founder RSAs to certain NEOs, in each case under our 2022 Omnibus Performance Incentive Plan (a description of which is included below). Ms. Jacobsmeyer, Ms. Carlisle, Ms. Jolley, Ms. Marion and Mr. Knight each received a founder award on the date of separation with a grant date value of $3,000,000, $500,000, $390,000, $262,500 and $350,000, respectively. The number of Enhabit RSAs was calculated by dividing the grant date value by the closing trading price of Enhabit common stock on the NYSE on the date of Separation. The founder award granted to Ms. Jacobsmeyer vests in installments, with 50% vesting on the third anniversary of the grant date and 50% vesting on the fourth anniversary of the grant date, subject to continued employment through the applicable vesting date. The founder awards granted to the other NEOs vest in installments, with 25% vesting on the first anniversary of the grant date, 25% vesting on the second anniversary of the grant date, and 50% on the third anniversary of the grant date, in each case, subject to continued employment through the applicable vesting date.

In addition, Ms. Jacobsmeyer received an additional grant on the date of the Separation with a grant date value of $1,087,500 to recognize Ms. Jacobsmeyer’s increased responsibilities as the CEO of a standalone public company. The number of Enhabit RSAs was calculated by dividing the grant date value by the closing trading price of Enhabit common stock on the NYSE on the date of Separation. These RSAs vest in three equal installments on each of February 25, 2023, February 25, 2024 and February 25, 2025, subject to continued employment through the applicable vesting date.

2021 Encompass Home Health and Hospice Retention Bonus Plan
On April 7, 2021, certain of Encompass’s senior officers other than Ms. Jacobsmeyer and Ms. Carlisle were included as participants in the 2021 Encompass Home Health and Hospice Retention Bonus Plan. The purpose of this plan was to retain key members of home health and hospice leadership until the Separation was complete. The plan offered a bonus equal to 50% of their then base salary, with one-half to be paid on the completion of the Separation and one-half to be paid on the 90th day following the Separation. The plan also provided that if the Separation did not occur by March 15, 2022, then each outstanding award awarded pursuant to the plan would immediately vest in full on March 15, 2022. As the separation did not occur prior to March 15, 2022, these awards vested in full on March 15, 2022 and were paid by Encompass in March of 2022. The bonuses for our NEOs under this plan are as follows:

Named Executive Officer	2021 Home Health and Hospice Retention Bonus Plan Value
Barbara A. Jacobsmeyer	N/A
Crissy B. Carlisle	N/A
Julie Jolley	$152,495
Jeanne Kalvaitis(1)	N/A
Tanya Marion(1)	N/A
Chad K. Knight	$127,504
(1) Ms. Kalvaitis and Ms. Marion were not hired until 2022 and therefore did not receive a 2021 retention bonus.

Knight Separation and Release Agreement
In September 2022, Mr. Knight and the Company entered into a Separation and Release Agreement effective as of November 4, 2022 at which time Mr. Knight resigned from his position as General Counsel. Pursuant to this agreement, Mr. Knight (i) will receive his base salary for 15 months following his resignation (approximately $437,500) and the Company’s payment of the employer portion of his health and welfare benefit premiums for a period of up to 15 months (approximately $25,144) and (ii) agrees to release the Company from any and all claims to the fullest extent permissible by law (as described in the agreement). Mr. Knight also received a pro-rated bonus under the Enhabit senior management bonus plan for 2022. This amount ($79,448) was paid in March 2023. Mr. Knight will remain subject to the terms of his restrictive covenants agreement, including nonsolicitation and noncompete provisions for 12 months after his resignation.

OTHER COMPENSATION POLICIES & PRACTICES

Equity Ownership Guidelines for Management and Non-Employee Directors
To further align the interests of our management and non-employee directors with those of our stockholders, we have adopted equity ownership guidelines for senior management and members of our Board.

Executive officers and non-employee directors have five years to reach their ownership level. As a new public company, each of our NEOs and non-employee directors currently satisfies the equity ownership guidelines or is within the five-year grace period. We expect that each of our NEOs and non-employee directors who do not currently satisfy the guidelines will satisfy them prior to the expiration of the five-year grace period. Outlined in the table below are the ownership guidelines:

Position	Required Value of Equity Owned
Chief Executive Officer	5 times annual base salary
Executive Management	3 times annual base salary
Non-Employee Directors	$375,000
Compensation Recoupment Policy
Our Board has approved and adopted a senior management compensation recoupment policy. The policy provides that if the Board has, in its sole discretion, determined that any fraud, illegal conduct, intentional misconduct, or gross neglect by any officer was a significant contributing factor to our having to restate all or a portion of our financial statements, the Board may:

•require reimbursement of any incentive compensation paid to that officer,
•cause the cancellation of that officer’s restricted or deferred stock awards and outstanding stock options, and
•require reimbursement of any gains realized on the exercise of stock options attributable to incentive awards, if and to the extent (i) the amount of that compensation was calculated based upon the achievement of the financial results that were subsequently reduced due to that restatement and (ii) the amount of the compensation that would have been awarded to that officer had the financial results been properly reported would have been lower than the amount actually awarded.
Additionally, if an officer is found to have committed fraud or engaged in intentional misconduct in the performance of his or her duties, as determined by a final, non-appealable judgment of a court of competent jurisdiction, and the Board determines the action caused substantial harm to the Company, the Board may, in its sole discretion, utilize the remedies described above.

Anti-Hedging and Pledging
The Company’s Insider Trading Policy prohibits the following transactions and positions for all employees, officers and directors, and their immediate family members:

•short sales of our securities;
•hedging or monetization transactions, such as zero-cost collars, equity swaps, exchange funds and forward sale contracts or similar arrangements with respect to Enhabit stock, including the purchase or sale of puts or calls or the use of any other derivative instruments; and

•holding Enhabit stock in a margin account or pledging Enhabit stock as collateral for a loan.
Severance Arrangements
To provide senior executives with additional certainty as a retention tool, potential benefits were provided by Encompass to its senior executives under its change of control and severance plans. The Encompass Compensation Committee determined the value of benefits were reasonable, appropriate, and competitive with those of Encompass’s healthcare provider peer group. As a condition to receipt of any payment or benefits under either plan, participating employees must enter into a noncompetition, nonsolicitation, nondisclosure, nondisparagement and release agreement. The duration of the restrictive covenants would be equal to the benefit continuation periods described below for each plan. As a matter of policy, payments under either plan do not include “gross ups” for taxes payable on amounts paid. Definitions of “cause,” “retirement,” “change in control,” and “good reason” are provided here.

Executive Severance Plan
Effective upon the Separation, the Company adopted an Executive Severance Plan to help retain qualified, senior officers whose employment is subject to termination under circumstances beyond their control. Each of our NEOs became participants in the plan. The Enhabit Executive Severance Plan was based upon, and substantially similar to, the terms and conditions of the Encompass Executive Severance Plan. The terms of the plan, including the payment triggering events, were determined by the Encompass Compensation Committee to be consistent with healthcare industry market data. Only Ms. Jacobsmeyer and Ms. Carlisle participated in the Encompass Executive Severance Plan prior to the Separation.

In February 2023, the Enhabit Compensation Committee adopted amendments to the Executive Severance Plan that reduced the cash severance and health and welfare benefits to better align the benefit with peers’ severance benefits. The description below describes the Enhabit Executive Severance Plan in effect on December 31, 2022. Certain changes to the plan adopted in February 2023 are described below under “Executive Compensation Program Details and Changes for 2023.”

Under the plan, if a participant’s employment is terminated by the participant for good reason or by the Company other than for cause (as defined in the plan), then the participant is entitled to receive a cash severance payment, health benefits, and the other benefits described below. Voluntary retirement, death, and disability are not payment triggering events.

The cash severance payment is the annual base salary in effect at the time of the event plus any accrued, but unused, paid time off, and accrued, but unpaid, salary multiplied by a cash severance multiplier. This amount is to be paid in a lump sum within 60 days following the participant’s termination date. In addition, except in the event of termination for cause or resignation for lack of good reason, the participant would continue to be covered by all Enhabit life, healthcare, medical and dental insurance plans and programs, excluding disability, for the periods noted below.

Named Executive Officer	Severance as Multiple of Annual Base Salary	Benefit Plan Continuation Period
Barbara A. Jacobsmeyer	2.99x	36 months
Crissy B. Carlisle Julie D. Jolley Chad K. Knight	2.00x	24 months
Jeanne Kalvaitis Tanya Marion	1.00x	12 months
Amounts paid under the plan are in lieu of, and not in addition to, any other severance or termination payments under any other plan or agreement with Encompass or the Company. As a condition to receipt of any payment under the plan, the participant must waive any entitlement to any other severance or termination payment.

Upon termination of a participant without cause, or his or her resignation for good reason, a prorated portion of any equity award subject to time-based vesting only that is unvested as of the effective date of the termination or resignation will automatically vest. If any restricted stock awards are performance-based, the Committee will determine the extent to which the performance goals for such restricted stock have been met and what awards have been earned.

Change in Control Benefits Plan
Effective upon the Separation, the Company adopted a Change in Control Benefits Plan to help retain certain qualified senior officers, maintain a stable work environment, and encourage officers to act in the best interest of stockholders if presented with decisions regarding change in control transactions. Each of our NEOs became participants in the plan. The

Enhabit Change in Control Benefits Plan was based upon, and substantially similar to, the terms and conditions of the Encompass Change in Control Benefits Plan. The terms of the plan, including the definition of a change in control event, were reviewed and determined to be consistent with healthcare industry market data. Only Ms. Jacobsmeyer and Ms. Carlisle participated in the Encompass Change in Control Benefits Plan prior to the Separation.

In February 2023, the Enhabit Compensation Committee adopted amendments to the Change in Control Benefits Plan that reduced the cash severance and health and welfare benefits to better align the benefit with peers’ severance benefits. The description below describes the Enhabit Change in Control Benefits Plan in effect on December 31, 2022. Certain changes to plan adopted in February 2023 are described below under “Executive Compensation Program Details and Changes for 2023.”

Under the Change in Control Benefits Plan, participants are divided into tiers as designated by the Enhabit Compensation Committee. Ms. Jacobsmeyer is a Tier 1 participant, and each of the other NEOs is a Tier 2 participant.

If a participant’s employment with the Company is terminated within 24 months following a change in control or during a potential change in control, either by the participant for good reason (as defined in the plan) or by the Company without cause, then the participant shall receive a lump sum severance payment. Voluntary retirement is not a payment triggering event. For Tier 1 and 2 participants, the lump sum severance is 2.99 times and 2.0 times, respectively, the sum of the highest base salary in the prior three years and the average of actual annual incentives for the prior three years for the participant, plus a prorated annual incentive award for any incomplete performance period. In addition, except in the event of termination for cause or resignation for lack of good reason, the participant and the participant’s dependents continue to be covered by all Enhabit life, healthcare, medical and dental insurance plans and programs, excluding disability, for a period of 36 months for Tier 1 participants and 24 months for Tier 2 participants.

If a change in control of Enhabit occurs as defined in the plan, outstanding Enhabit equity awards vest as follows:

Stock Options	Restricted Stock
Outstanding options to purchase common stock will only vest if the participant is terminated for good reason or without cause within 24 months of a change in control of Enhabit or if not assumed or substituted and all options will remain exercisable for three years.	Restricted stock will only vest if the participant is terminated for good reason or without cause within 24 months of a change in control of Enhabit or if not assumed or substituted.
Note: For performance-based restricted stock, the Committee will determine the extent to which the performance goals have been met and vesting of the resulting restricted stock will only accelerate as provided above.
The Compensation and Human Capital Committee has the authority to cancel an award in exchange for a cash payment in an amount equal to the excess of the fair market value of the same number of shares of common stock subject to the award immediately prior to the change in control of Enhabit over the aggregate exercise or base price (if any) of the award.
Tax Implications of Executive Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”), generally limits to $1 million per year income tax deductions available to publicly held corporations for compensation paid in years beginning after December 31, 2017 to the corporation’s CEO, CFO, certain other NEOs, and certain former NEOs (each a “Covered Executive”). As a result, most compensation in excess of $1 million paid to our Covered Executives is not deductible.

The Committee considers the effect of Section 162(m) on the Company’s executive compensation program. The Compensation Committee exercises discretion in setting base salaries, structuring incentive compensation awards and in determining payments in relation to levels of achievement of performance goals. The Compensation Committee believes that the total compensation program for Covered Executives should be managed in accordance with the objectives outlined in the Company’s compensation philosophy and in the best overall interests of the Company’s stockholders. Accordingly, compensation paid by the Company may not be deductible because such compensation exceeds the limitations for deductibility under Section 162(m).

EXECUTIVE COMPENSATION PROGRAM DETAILS AND CHANGES IN 2023

Annual Incentive - SMBP. We maintained use of Adjusted EBITDA as a financial metric but revised metrics under the Quality Scorecard to align with our 2023 performance objectives.
Long-Term Performance Awards. The Enhabit Compensation Committee and senior management focused on choosing metrics that closely aligned to the long-term strength of the business and stockholder interests. After consultation with various shareholders and input from our compensation consultant we selected Adjusted Free Cash Flow per Share and Relative Total Shareholder Return as performance metrics of our performance-based equity grants.
Executive Severance Plans. In February 2023, the Enhabit Compensation Committee adopted amendments to the Executive Severance Plan and Change in Control Benefits Plan.
The amended Executive Severance Plan includes the following changes from the original Executive Severance Plan:

•reduces the cash severance amount payable to a participant on a termination of employment without Cause or for Good Reason (a “Qualifying Termination”) (a) from 2.99 times base salary to 2.5 times base salary for “Tier 1 Participants” (currently, Ms. Jacobsmeyer) and (b) from two times base salary to 1.75 times base salary for “Tier 2 Participants” (which includes our other NEOs);
•reduces the period during which continued medical, dental and vision coverage will be provided following a Qualifying Termination (a) from 36 months to 18 months for Tier 1 Participants and (b) from 24 months to 12 months for Tier 2 Participants;
•makes the definition of “Cause” more Company-protective by including certain misdemeanors and certain willful or gross misconduct as “Cause” triggers; and
•with respect to the pro-rata vesting of equity awards upon a qualifying termination, changes the treatment of performance-based awards so that they will be earned based on actual achievement for the full performance period, rather than based on a discretionary determination by the Committee.
The amended Change in Control Benefits Plan includes the following changes from the original Change in Control Plan:
•reduces the cash severance amount payable on a qualifying termination during the pre-change in control period or within two years after a change in control (a) for Tier 1 participants (currently, Ms. Jacobsmeyer), from 2.99 times base salary plus average bonus to 2.5 times base salary plus average bonus, and (b) for Tier 2 participants (including our other NEOs), from two times base salary plus average bonus to 1.75 times base salary plus average bonus;
•changes the period in which continued medical, dental and vision coverage will be provided following a qualifying termination during the pre-change in control period or within two years after a change in control (a) from 36 months to 18 months for Tier 1 participants, and (b) from 24 months to 12 months for Tier 2 participants;
•makes the definition of “Cause” more Company-protective by including certain misdemeanors and certain willful or gross misconduct as “Cause” triggers; and
•continues to provide that performance-based equity awards will be converted into time-based awards in the event of a change in control, but such conversion will be based on the value of the award at the time of the change in control.
Equity Award Timing. Encompass’s practice was to have the independent members on its board of directors approve, based on recommendations of the Encompass Compensation Committee, equity awards at the February board of directors’ meeting which allows time to review and consider its prior year’s performance. We have currently adopted the same process.

Executive Compensation Tables
The tables below shows the compensation of our NEOs. The information set forth below with respect to the period prior to the Separation and years ended December 31, 2021 and 2020 is historical Encompass compensation. The historical Encompass compensation, which was approved by Encompass, has been provided by, or derived from information provided by, Encompass and reflects compensation earned during 2022 prior to the Separation and for the years ended December 31, 2021 and 2020 based upon services performed during such periods. The Company provided the compensation information for periods following the Separation, most of which was attributable to the Encompass program assumed by the Company as a result of the Separation.

Summary Compensation Table

The table below sets forth the compensation earned by or paid to our NEOs during the fiscal years ended December 31, 2022, 2021, and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Barbara A. Jacobsmeyer	2022	873,462	—	5,668,103	382,718	344,505	37,643	7,306,431
President and Chief Executive Officer	2021	703,846	—	1,303,548	319,295	871,386	143,320	3,341,395
	2020	620,000	—	1,211,485	266,742	497,250	26,963	2,622,440
Crissy B. Carlisle	2022	437,970	—	1,026,906	—	108,080	65,614	1,638,570
Executive Vice President and Chief Financial Officer	2021	319,849	—	173,834	—	318,939	40,410	853,032
Julie Jolley	2022	382,491	152,495	811,574	—	105,378	2,288	1,454,226
Executive Vice President, Home Health Operations	2021	318,893	—	353,385	—	225,019	2,822	900,119
Jeanne Kalvaitis	2022	150,202	—	—	—	29,811	1,127	181,140
Executive Vice President, Hospice Operations
Tanya Marion	2022	323,078	30,000	499,726	—	67,550	2,288	922,642
Chief Human Resources Officer
Chad K. Knight(5)	2022	280,391	127,504	671,461	—	79,488	462,644	1,621,488
General Counsel and Secretary	2021	256,345	—	97,421	—	183,031	2,288	539,085
(1)The stock awards for each year consist of performance-based restricted stock, or “PSUs,” and time-based restricted stock, or “RSAs,” as part of the long-term incentive plan for the given year. The amounts shown in this column are the grant date fair values computed in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“ASC 718”), assuming the most probable outcome of the performance conditions as of the grant dates (i.e., target performance). All of the values in this column are consistent with the estimate of aggregate compensation expense to be recognized over the applicable vesting period, excluding any adjustment for forfeitures. The assumptions used in the valuations are discussed in Note 10, Stock-Based Payments, to the consolidated financial statements in our 2022 Form 10-K.
The values of the PSU awards at the varying performance levels for our current NEOs are set forth in the table below.

Name	Year	Threshold Performance Value ($)	Target Performance Value ($)	Maximum Performance Value ($)
Barbara A. Jacobsmeyer	2022	592,704	1,185,407	2,370,814
	2021	488,810	977,620	1,955,240
	2020	454,287	908,573	1,817,146
Crissy B. Carlisle	2022	158,077	316,153	632,306
	2021	52,158	104,317	208,634
Julie Jolley	2022	126,482	252,963	505,926
	2021	46,010	92,001	184,001
Jeanne Kalvaitis	2022	—	—	—
Tanya Marion	2022	71,165	142,329	284,658
Chad K. Knight	2022	96,428	192,855	385,710
	2021	34,097	68,195	136,389

(2)The values of option awards listed in this column are the grant date fair values computed in accordance with ASC 718 as of the grant date. All of the values in this column are consistent with the estimate of aggregate compensation expense to be recognized over the three-year vesting period, excluding any adjustment for forfeitures. The assumptions used in the valuations are discussed in Note 10, Stock-Based Payments, to the consolidated financial statements in our 2022 Form 10-K.

(3)The amounts shown in this column are bonuses earned under the senior management bonus plan in the corresponding year but paid in the first quarter of the following year.
(4)The items reported in this column for 2022 are described as set forth below. The amount included in the “Other” column below is for relocation taxes paid by Encompass for Ms. Jacobsmeyer and Carlisle in 2022 and estimated total payments to Mr. Knight pursuant to the terms of the Separation and Release Agreement between Mr. Knight and the Company.

Name	Qualified 401(k) Match ($)	Nonqualified 401(k) Match ($)	Other ($)
Barbara A. Jacobsmeyer	7,942	21,661	8,040
Crissy B. Carlisle	5,885	462	59,267
Julie Jolley	2,287	—	—
Jeanne Kalvaitis	1,127	—	—
Tanya Marion	2,287	—	—
Chad K. Knight	—	—	462,644

(5)    In September 2022, Mr. Knight and the Company entered into a Separation and Release Agreement effective as of November 4, 2022 at which time Mr. Knight resigned from his position as General Counsel. Pursuant to this agreement, Mr. Knight (i) will receive his base salary for 15 months following his resignation (approximately $437,500) and the Company’s payment of the employer portion of his health and welfare benefit premiums for a period of up to 15 months (approximately $25,144) and (ii) agrees to release the Company from any and all claims to the fullest extent permissible by law (as described in the agreement). Mr. Knight also received a pro-rated bonus under the Enhabit senior management bonus plan for 2022. This amount ($79,448) was paid in March 2023 and is reflected above under “Non-Equity Incentive Plan Compensation.” Mr. Knight will remain subject to the terms of his restrictive covenants agreement, including nonsolicitation and noncompete provisions for 12 months after his resignation.

Grants of Plan-Based Awards During 2022
The following table sets forth grants of plan-based awards to the NEOs during the fiscal year that ended December 31, 2022, including equity and non-equity awards granted to our NEOs by Encompass prior to the Separation. Equity awards originally granted by Encompass in February and March of 2022 under Encompass’s equity compensation plan were converted to Enhabit awards under the 2022 Omnibus Performance Incentive Plan in connection with the Separation with vesting dates consistent with the original awards from Encompass and are presented on an as-converted basis. The Founder’s RSA were granted by Enhabit under the 2022 Omnibus Performance Incentive Plan at the time of the Separation in July 2022.

									All Other Stock Awards: Number of Shares of Stock or Unit (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)
		Date of Board Approval of Grant	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Barbara A. Jacobsmeyer
Annual Incentive			446,250	892,500	1,785,000	—	—	—	—	—	—	—
PSU	2/25/2022	2/25/2022	—	—	—	21,802	43,603	87,208	—	—	—	1,185,407
Stock options	3/1/2022	2/25/2022	—	—	—	—	—	—	—	54,562	26.94	382,718
RSA	2/25/2022	2/25/2022	—	—	—	—	—	—	14,535	—	—	395,158
Founder’s RSA	7/1/2022	6/15/2022	—	—	—	—	—	—	47,824	—	—	1,087,518
Founder’s RSA	7/1/2022	6/15/2022	—	—	—	—	—	—	131,927	—	—	3,000,020
Crissy B. Carlisle
Annual Incentive			140,001	280,001	560,002	—	—	—	—	—	—	—
PSU	2/25/2022	2/25/2022	—	—	—	5,815	11,629	23,258	—	—	—	316,153
RSA	2/25/2022	2/25/2022	—	—	—	—	—	—	7,754	—	—	210,746
Founder’s RSA	7/1/2022	6/15/2022	—	—	—	—	—	—	21,988	—	—	500,007
Julie Jolley
Annual Incentive			136,500	273,000	546,000	—	—	—	—	—	—	—
PSU	2/25/2022	2/25/2022	—	—	—	4,652	9,305	18,609	—	—	—	252,963
RSA	2/25/2022	2/25/2022	—	—	—	—	—	—	6,202	—	—	168,597
Founder’s RSA	7/1/2022	6/15/2022	—	—	—	—	—	—	17,151	—	—	390,014
Jeanne Kalvaitis
Annual Incentive			40,107	80,214	160,427	—	—	—	—	—	—	—
Tanya Marion
Annual Incentive			87,501	175,001	35,002	—	—	—	—	—	—	—
PSU	2/25/2022	2/25/2022	—	—	—	2,618	5,235	10,471	—	—	—	142,329
RSA	2/25/2022	2/25/2022	—	—	—	—	—	—	3,490	—	—	94,886
Founder’s RSA	7/1/2022	6/15/2022	—	—	—	—	—	—	11,544	—	—	262,511
Chad K. Knight
Annual Incentive			122,500	245,000	490,000	—	—	—	—	—	—	—
PSU	2/25/2022	2/25/2022	—	—	—	3,547	7,094	14,188	—	—	—	192,855
RSA	2/25/2022	2/25/2022	—	—	—	—	—	—	4,732	—	—	128,592
Founder’s RSA	7/1/2022	6/15/2022	—	—	—	—	—	—	15,392	—	—	350,014

Footnotes found on next page.

(1)The possible payments described in these three columns are cash amounts provided for by the senior management bonus plan as discussed under “Annual Incentives” beginning here. Final payments under the senior management bonus plan were calculated and paid in the first quarter of 2023 by Enhabit and are reflected in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(2)Reflects the PSU awards granted to the NEOs by Encompass. The PSUs were converted to Enhabit RSUs in connection with the Separation.

Outstanding Equity Awards at December 31, 2022(1)

	Option Awards(2)				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
	Barbara A. Jacobsmeyer
	19,204	—	17.13	2/25/2027	—	—	—	—
	29,948	—	21.83	3/1/2028	—	—	—	—
	35,091	—	25.88	3/1/2029	—	—	—	—
	28,307	14,152	31.06	3/2/2030	—	—	—	—
	13,655	27,310	32.62	3/2/2031	—	—	—	—
		54,562	26.94	3/1/2032	—	—	—	—
					306,304	4,030,961	—	—
	Crissy B. Carlisle
	—	—	—	—	49,127	646,511	—	—
	Julie Jolley
	—	—	—	—	46,380	610,361	—	—
	Jeanne Kalvaitis
	—	—	—	—	—	—	—	—
	Tanya Marion
	—	—	—	—	19,942	262,437	—	—
	Chad K. Knight
	—	—	—	—	—	—	—	—
(1)Equity awards originally granted by Encompass under Encompass’s equity compensation plan were converted to Enhabit awards under the Enhabit 2022 Omnibus Performance Incentive Plan in connection with the Separation with vesting dates consistent with the original awards from Encompass and are presented on an as-converted basis.
(2)All options shown above vest in three equal annual installments beginning on the first anniversary of the grant date.
(3)The expiration date of each option occurs 10 years after the grant date of each option.
(4)The amount shown in this column are RSUs resulting from the attainment of the Encompass PSU awards and converted pursuant to footnote (1) above, RSAs converted pursuant to footnote (1) above, and RSAs granted by Enhabit in 2022. Vesting dates are detailed below.
(5)The market value reported was calculated by multiplying the closing price of our common stock on the last trading day of 2022, $13.16, by the number of shares set forth in the preceding column.

Name	RSA Vestings after 12/31/2022
	2/20/23	2/24/23	2/25/23	7/1/23	10/4/23	2/24/24	2/25/24	7/1/24	2/25/25	7/1/2025	7/1/2026
Barbara A Jacobsmeyer	3,015	3,239	20,785	—	—	3,239	20,787	—	20,788	65,963	65,964
Crissy B. Carlisle	619	691	2,584	5,497	—	691	2,584	5,497	2,586	10,994	—
Julie Jolley	567	609	2,066	4,287	6,715	609	2,068	4,288	2,068	8,576
Tanya Marion	—	—	1,161	2,886	—	—	1,164	2,886	1,166	5,772	—

Name	RSU Vestings after 12/31/2022
	1/2/23	1/1/24	1/1/25
Barbara A Jacobsmeyer	24,341	37,334	40,849
Crissy B. Carlisle	2,503	3,985	10,896
Julie Jolley	2,294	3,515	8,718
Tanya Marion	—	—	4,907

Options Exercised and Stock Vested in 2022
The following table sets forth information regarding the exercise of options and the vesting of shares held by our NEOs in 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (1) (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (2) (#)	Value Realized on Vesting ($)
Barbara A Jacobsmeyer
PSUs	—	—	7,536	491,799
RSAs	—	—	3,675	241,706
Crissy B. Carlisle
PSUs	—	—	935	61,018
RSAs	—	—	814	53,541
Julie Jolley
PSUs	—	—	1,012	66,043
RSAs	—	—	478	31,408
Jeanne Kalvaitis	—	—	—	—
Tanya Marion	—	—	—	—
Chad K. Knight
PSUs	—	—	—	—
RSAs	—	—	341	22,404
(1) No stock option exercises in 2022.
(2) Amounts shown are equity awards granted by Encompass under Encompass’s equity compensation plan with vesting in 2022 prior to the Separation.
Potential Payments upon Termination of Employment
The following tables describe the potential payments and benefits under the Company’s compensation and benefit plans and arrangements to which the NEOs would be entitled upon termination of employment by us without “cause” or by the executive for “good reason” or “retirement,” as those terms are defined below. Mr. Knight is not included in the table below due to his separation from Company in 2022, which is discussed on page 30.

There are no payments or benefits due in the event of a termination of employment by us for cause. As previously discussed, our Change in Control Benefits Plan does not provide cash benefits unless there is an associated termination of employment. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon termination of employment. In the event an NEO breaches or violates the restrictive covenants contained in the awards under the 2022 Omnibus Performance Incentive Plan, Executive Severance Plan, or the Change in Control Benefits Plan certain of the amounts described below may be subject to forfeiture and/or repayment.

For additional discussion of the material terms and conditions, including payment triggers, see “Severance Arrangements” beginning on page 26. An executive cannot receive termination benefits under more than one of the plans or arrangements identified below. Retirement benefits are governed by the terms of the awards under our 2022 Omnibus Performance Incentive Plans. The following table assumes the listed triggering events occurred on December 31, 2022.

Name/Triggering Event	Lump Sum Payments ($)(1)	Continuation of Insurance Benefits ($)	Accelerated Vesting of Equity Awards ($)(2)	Total Termination Benefits ($)
Barbara A. Jacobsmeyer
Executive Severance Plan
Without Cause/For Good Reason	2,550,000	0	1,304,796	3,854,796
Disability	0	0	4,030,961	4,030,961
Death	0	0	4,030,961	4,030,961
For Cause	0	0	0	0
Change in Control Benefits Plan	4,567,012	0	4,030,961	8,597,973
Crissy B. Carlisle
Executive Severance Plan
Without Cause/For Good Reason	800,000	0	211,078	1,011,078
Disability	0	0	646,511	646,511
Death	0	0	646,511	646,511
For Cause	0	0	0	0
Change in Control Benefits Plan	1,214,010	0	646,511	1,860,521
Julie Jolley
Executive Severance Plan
Without Cause/For Good Reason	780,000	0	231,633	1,011,633
Disability	0	0	610,361	610,361
Death	0	0	610,361	610,361
For Cause	0	0	0	0
Change in Control Benefits Plan	1,201,013	0	610,361	2,231,000
Jeanne Kalvaitis
Executive Severance Plan
Without Cause/For Good Reason	275,018	0	0	275,018
Disability	0	0	0	0
Death	0	0	0	0
For Cause	0	0	0	0
Change in Control Benefits Plan	579,827	0	0	579,827
Tanya Marion
Executive Severance Plan
Without Cause For Good Reason	350,000	0	59,607	409,607
Disability	0	0	262,437	262,437
Death	0	0	262,437	262,437
For Cause	0	0	0	0
Change in Control Benefits Plan	767,550	0	262,437	1,029,987
(1)The Company automatically reduces payments under the Change in Control Benefits Plan to the extent necessary to prevent such payments being subject to “golden parachute” excise tax under Section 280G and Section 4999 of the Internal Revenue Code, but only to the extent the after-tax benefit of the reduced payments exceeds the after-tax benefit if such reduction were not made (“best payment method”). The lump sum payments shown may be subject to reduction under this best payment method.
(2)The amounts reported in this column reflect outstanding equity awards, the grant date values of which along with accrued dividends and dividend equivalents have been reported as compensation in 2022 or prior years. The value of the accelerated vesting of equity awards listed in this column has been determined based on the $13.16 closing price of our common stock on the last trading day of 2022. The Committee may, in its discretion, provide that upon a change in control: (x) equity awards be canceled in exchange for a payment in an amount equal to the fair market value of our stock immediately prior to the change in control over the exercise or base price (if any) per share of the award, and (y) each award be canceled without payment therefore if the fair market value of our stock is less than the exercise or purchase price (if any) of the award.
The amounts shown in the preceding table do not include payments and benefits to the extent they are provided on a nondiscriminatory basis to salaried employees generally upon termination of employment. The “Lump Sum Payments” column in the above table includes the estimated payments provided for under the plans described under “Severance Arrangements” beginning on page 26. Additionally, the Executive Severance Plan and the Change in Control Benefits Plan provide that as a condition to receipt of any payment or benefits all participants must enter into a nonsolicitation, noncompete, nondisclosure, nondisparagement and release agreement.

The table below provides the potential equity value accelerated upon retirement for each NEO had she been retirement eligible on December 31, 2022. As of December 31, 2022, Ms. Kalvaitis is the only NEO eligible for retirement as defined below.

Named Executive Officer	Accelerated Vesting of Equity Awards Due to Retirement (Assuming Retirement Eligible)($)
Barbara A. Jacobsmeyer	1,304,796
Crissy B. Carlisle	211,078
Julie Jolley	231,633
Jeanne Kalvaitis	—
Tanya Marion	59,607
Definitions
“Cause” means, in general terms:
(i)evidence of fraud or similar offenses affecting the Company;
(ii)indictment for, conviction of, or plea of guilty or no contest to, any felony;
(iii)suspension or debarment from participation in any federal or state health care program;
(iv)an admission of liability, or finding, of a violation of any securities laws, excluding any that are noncriminal;
(v)a formal indication that the person is a target or the subject of any investigation or proceeding for a violation of any securities laws in connection with his employment by the Company, excluding any that are noncriminal; and
(vi)breach of any material provision of any employment agreement or other duties.
“Change in Control” means, in general terms:
(i)the acquisition of 30% or more of either the then-outstanding shares of common stock or the combined voting power of the Company’s then-outstanding voting securities; or
(ii)the individuals who currently constitute the board of directors, or the “Incumbent Board,” cease for any reason to constitute at least a majority of the board (any person becoming a director in the future whose election, or nomination for election, was approved by a vote of at least a majority of the directors then constituting the Incumbent Board shall be considered as though such person were a member of the Incumbent Board); or
(iii)a consummation of a reorganization, merger, consolidation or share exchange, where persons who were the stockholders of the Company immediately prior to such reorganization, merger, consolidation or share exchange do not own at least 50% of the combined voting power; or
(iv)a liquidation or dissolution of the Company or the sale of all or substantially all of its assets.
“Good Reason” means, in general terms:
(i)an assignment of a position that is of a lesser rank and that results in a material adverse change in reporting position, duties or responsibilities or title or elected or appointed offices as in effect immediately prior to the change, or in the case of a Change in Control ceasing to be an executive officer of a company with registered securities;
(ii)a material reduction in compensation from that in effect immediately prior to the Change in Control; or
(iii)any change in benefit level under a benefit plan if such change in status occurs during the period beginning 6 months prior to a Change in Control and ending 24 months after it; or
(iv)any change of more than 50 miles in the location of the principal place of employment.
“Retirement” means the voluntary termination of employment after attaining (a) age 65 or (b) in the event that person has been employed for 10 or more years on the date of termination, age 60.

Nonqualified Deferred Compensation Plan
Encompass maintaines a nonqualified deferred compensation plan, the Encompass Health Corporation Nonqualified Retirement Plan, or the “NQ Plan,” in order to allow deferrals above what is limited by the IRS. Our NEOs were eligible in 2022 to participate in the NQ Plan, the provisions of which follow Encompass’ 401(k) Plan. Participants may request, on a daily basis, to have amounts credited to their NQ Plan accounts track the rate of return based on one or more benchmark mutual funds, which are substantially the same funds as those offered under our 401(k) Plan.
NQ Plan participants may elect to defer from 1% to 100% of compensation (W-2 compensation excluding certain reimbursements, stock awards, and perquisites) to the NQ Plan. Encompass makes an employer matching contribution to the NQ Plan equal to 50% of the participant’s deferral contributions, up to 6% of such participant’s total compensation, less any employer matching contributions made on the participant’s behalf to the 401(k) Plan. In addition, Encompass may elect to make a discretionary contribution to the NQ Plan with respect to any participant. Encompass did not elect to make any discretionary contributions to the NQ Plan for 2022. All deferral contributions made to the NQ Plan are fully vested when made and are credited to a separate bookkeeping account on behalf of each participant. Employer matching contributions vest once the participant has completed three years of service.
Deferral contributions will generally be distributed, as directed by the participant, upon either a termination of service or the occurrence of a specified date. Matching and discretionary contributions are distributed upon termination of service. Distributions may also be elected by a participant in the event of an unforeseen emergency in which case participation in the NQ Plan will be suspended. Distributions will be made in cash in the form of a lump sum payment or annual installments over a two to fifteen year period, as elected by the participant. Any amounts that are payable from the NQ Plan upon a termination of employment are subject to the six month delay applicable to specified employees under section 409A of the Code.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings/(Losses) in Last Fiscal Year ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(4)
Barbara A. Jacobsmeyer	130,708	21,661	(79,431)	—	599,272
Crissy B. Carlisle	5,077	462	(15,923)	—	72,235

(1) All amounts in this column are included in the 2022 amounts represented as “Salary” and “Non-Equity Incentive Plan Compensation,” except $130,708 for Ms. Jacobsmeyer is included in the 2021 amounts, in the Summary Compensation Table.
(2) Represents contributions made by Encompass. All amounts in this column are included in the 2022 amounts represented as “All Other Compensation” except $21,661 for Ms. Jacobsmeyer is included in the 2021 amounts, in the Summary Compensation Table.
(3) No amounts in this column are included or are required to be included in the Summary Compensation Table.
(4) Other than the amounts reported in this table for 2022, the balances in this column were previously reported as “Salary,” “Non-Equity Incentive Plan Compensation” and “All Other Compensation” in our Summary Compensation Tables in previous years, except for the following amounts which represent the aggregate earnings, all of which are non-preferential and not required to be reported in the Summary Compensation Table: $86,941 for Ms. Jacobsmeyer and $18,966 for Ms. Carlisle.

Equity Compensation Plans
The following table sets forth, as of December 31, 2022, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)(#)	(b)($)	(c)(#)
Equity compensation plans approved by security holders	584,252	27.07	5,961,543
Equity compensation plans not approved by security holders	—		—
Total	584,252	27.07	5,961,543

2022 Omnibus Performance Incentive Plan
Our stockholders approved the 2022 Omnibus Performance Incentive Plan, or the “2022 Plan,” to provide for the grant of stock options, restricted stock, stock appreciation rights, deferred stock, other stock-based awards and cash-settled awards, including our SMBP awards, to our directors, executives and other key employees as determined by our Board or Compensation and Human Capital Committee in accordance with the terms of the plan and evidenced by an award agreement with each participant. The 2022 Plan has an expiration date of July 1, 2032. Any awards outstanding under the 2022 Plan at the time of its termination will remain in effect in accordance with their terms. The aggregate number of shares of common stock available for issuance in connection with new awards under the 2022 Plan shown above is subject to equitable adjustment upon a change in capitalization of the Company or the occurrence of certain transactions affecting the common stock reserved for issuance under the plan. Any awards under the 2022 Plan must have a purchase price or an exercise price not less than the fair market value of such shares of common stock on the date of grant.
Compensation Committee Interlocks and Insider Participation
No member of our Compensation and Human Capital Committee is an officer or employee of the Company. None of our current executive officers serves or has served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board or Compensation and Human Capital Committee.
Compensation and Human Capital Committee Report
The Compensation and Human Capital Committee reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and, based upon such review and discussions, the Compensation and Human Capital Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment for the year ended December 31, 2022.

Compensation and Human Capital Committee
Yvonne M. Curl (Chair)
Erin P. Hoeflinger
Susan A. LaMonica
L. Edward Shaw, Jr.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock as of April 26, 2023 by (1) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our executive officers serving at the end of the last completed fiscal year named in the Summary Compensation Table, and (4) all of our current directors and executive officers as a group. Percentage of ownership is based on 50,089,328 shares of common stock outstanding as of April 26, 2023.

Name	Common Shares Beneficially Owned(1)		Percent of Class
Greater Than 5% Beneficial Owners
BlackRock, Inc.	7,166,740	(2)	14.3%
Deerfield Management Company, L.P.	2,996,000	(3)	6.0%
The Vanguard Group	5,499,624	(4)	11.0%

Non-Employee Directors(6)
Leo I. Higdon, Jr., Chairperson	25,000	(5)	*
Jeffrey W. Bolton	15,597		*
Tina L. Brown-Stevenson	9,645		*
Yvonne M. Curl	17,608		*
Charles M. Elson	22,069		*
Erin P. Hoeflinger	13,597		*
Susan A. LaMonica	23,095		*
John E. Maupin, Jr.	17,390		*
Stuart M. McGuigan	1,897		*
Gregory S. Rush	16,597		*
Barry P. Schochet	1,897		*
L. Edward Shaw, Jr.	28,989		*
Executive Officers(6)
Barbara A. Jacobsmeyer	549,251	(7)	1.1%
Crissy B. Carlisle	72,498		*
Julie H. Jolley	58,838		*
Jeanne Kalvaitis	5,843		*
Tanya Marion	29,888		*
All directors and current executive officers as a group (19 total)	955,466	(5)(7)	1.9%
* Less than 1%.
(1)According to the rules adopted by the SEC, a person is a beneficial owner of securities if the person or entity has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, conversion of a security or otherwise. Unless otherwise indicated, each person or entity named in the table has sole voting and investment power, or shares voting and investment power, with respect to all shares of stock listed as owned by that person.
(2)Based on a Schedule 13G/A filed with the SEC on February 10, 2023, BlackRock, Inc. (parent holding company/control person) reported, as of December 31, 2022, beneficial ownership of 7,166,740 shares, with sole voting power for 6,936,773 shares and sole investment power for 7,166,740 shares. This holder is located at 55 East 52nd Street, New York, NY 10055
(3)Based on a Schedule 13G/A filed with the SEC on February 10, 2023, Deerfield Mgmt, L.P. (parent holding company/control person) reported, as of December 31, 2022, beneficial ownership of 2,996,000 shares, with shared voting and investment power for 2,996,000 shares. This holder is located at 345 Park Avenue South, 12th Floor, New York, NY 10010.
(4)Based on a Schedule 13G/A filed with the SEC on February 9, 2023, The Vanguard Group (investment adviser) reported, as of December 31, 2022, beneficial ownership of 5,499,624 shares, with shared voting power for 16,244 shares, sole investment power for 5,435,458 shares, and shared investment power for 64,166 shares. This holder is located at 100 Vanguard Blvd., Malvern, PA 19355.
(5)Includes 7,926 shares indirectly beneficially owned in a family trust.
(6)The address of our directors and executive officers is c/o Enhabit, Inc., 6688 N. Central Expressway, Suite 1300, Dallas, Texas 75206.
(7)Includes 172,668 shares issuable upon exercise of options.

Delinquent Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during 2022, except the following, which were not timely filed.
•Due to an unanticipated delay in acquiring EDGAR filing codes, Ms. Curl, a member of our Board filed her Form 3 late.

•As described in our Form 10 and further described on page 23, at the time of the Separation unvested PSUs and RSAs previously issued by Encompass and held by Enhabit employees converted to Enhabit equity awards (the “Converted Awards”). Ownership of the Converted Awards was not reported for our Section 16 officers at the time of the Separation. Amended Form 4s have been filed for Mmes. Jacobsmeyer, Carlisle, Jolly and Marion to include the Converted Awards.

•In January and February of 2023 vesting occurred on certain Converted Awards. Tax withholding amounts were net settled at the time of vesting and consequently shares were surrendered by each participant to pay the participant’s withholding tax obligation. The surrendered shares were not reported for our Section 16 officers at the time of vesting. Form 4s have been filed for Mmes. Jacobsmeyer, Carlisle, Jolly and Marion to report the surrender of shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review and Approval of Transactions with Related Persons
For purposes of this section, a “related party” refers to any executive officer, member of our Board, or director nominee; any immediate family member of an executive officer, Board member, or director nominee; or any beneficial owner of more than 5% of any class of the Company’s voting securities. The Nominating/Corporate Governance Committee (the “Committee”) considers, among other matters, whether a transaction between a related party and the Company presents any inappropriate conflicts of interest or impairs the “independence” of an outside director, or both. The Board has also determined that certain transactions do not constitute related party transactions. These include:

•compensation of the executive officers and Board members, including the reimbursement of reasonable business and travel expenses incurred in the ordinary course of business;

•any transaction involving indemnification or advancement of expenses made pursuant to the Company’s certificate of incorporation, bylaws, or an agreement approved by the Board, and

•any transaction with another firm, corporation or entity at which a related party’s only relationship is as an employee of such other firm, corporation or entity, provided the aggregate amount involved does not exceed the greater of $1 million or 1% of such other company’s annual consolidated gross revenues.

Each director, director nominee, and executive officer is responsible for providing prompt written notice to the General Counsel of any potential related party transaction. If the General Counsel determines that the proposed transaction is a related party transaction, it is submitted to the Committee for review and approval at the next Committee meeting. The Committee may determine either to permit the related party transaction or prohibit it, if such transaction is inconsistent with the interests of the Company and its stockholders.

Any member of the Committee who has an interest in the transaction under discussion must abstain from voting on the approval of the related party transaction, but may, if requested by the chairperson of the Committee, participate in some or all of the Committee’s discussions of the related party transaction. In addition, the Committee or its chairperson may determine that a related party transaction should be brought before the Board, and the Board may in any case elect to review any such matter.
Transactions with Related Persons
Our policies regarding transactions with related persons and other matters constituting potential conflicts of interest are contained in our Corporate Governance Guidelines, Related Party Transaction Policy and Standards of Business Ethics and Conduct which can be found on our website at https://investors.ehab.com/governance/governance-documents.

Relationship with Encompass

Separation and Distribution Agreement

Enhabit entered into a Separation and Distribution Agreement with Encompass, which sets forth the agreements governing the relationship between Encompass and Enhabit following the separation and distribution.

Allocation of Assets and Assumption of Liabilities

The Separation and Distribution Agreement identified the assets to be allocated, the liabilities to be assumed and the contracts to be allocated to each of Enhabit and Encompass as part of the separation of Encompass into two independent companies.

Except as expressly set forth in the Separation and Distribution Agreement or any ancillary agreement, neither of Enhabit nor Encompass made any representation or warranty as to the assets, business or liabilities transferred or assumed as part of the Separation, as to any approvals or notifications required in connection with any such transfers, as to the value of or the freedom from any security interests of any of the assets transferred, as to the absence or presence of any defenses or right of setoff or freedom from counterclaim with respect to any claim or other asset of either of Enhabit or Encompass, or as to the legal sufficiency of any document or instrument delivered to convey title to any asset or thing of value to be transferred in connection with the Separation.

Transitional Trademark License

The Separation and Distribution Agreement provides that Encompass grants to Enhabit a non-exclusive, worldwide, royalty-free license to use the “Encompass” name, marks and related logos (the “Licensed Trademarks”) for a period beginning on the date of the distribution and extending for a certain transitional period to allow for the completion of the rebranding of Enhabit. Encompass retains all right, title and interest in the Licensed Trademarks and all goodwill associated therewith. This trademark license includes certain customary quality control provisions which imposes obligations and restrictions on Enhabit’s use of the Licensed Trademarks.

Claims

In general, each party to the Separation and Distribution Agreement assumes liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and will indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters.

Indemnification

In the Separation and Distribution Agreement, Enhabit agrees to indemnify, defend and hold harmless Encompass, each of Encompass’s controlled affiliates and each of their respective directors, officers and employees, from and against all liabilities to the extent relating to, arising out of or resulting from:

•certain liabilities related to the Enhabit business or Enhabit assets (the “Enhabit Liabilities”);
•Enhabit’s failure or the failure of any other person to pay, perform or otherwise promptly discharge any of the Enhabit Liabilities, in accordance with their respective terms, whether prior to, at or after the distribution;
•except to the extent relating to an Encompass Liability, any guarantee, indemnification or contribution obligation for the benefit of Enhabit by Encompass that survives the distribution;
•any breach by Enhabit of the Separation and Distribution Agreement or any of the ancillary agreements; and
•any untrue statement or alleged untrue statement or omission or alleged omission of material fact in the Form 10 (as amended or supplemented), except for any such statements or omissions made explicitly in Encompass’s name.

Encompass agrees to indemnify, defend and hold harmless Enhabit, each of Enhabit’s controlled affiliates and each of their respective directors, officers and employees from and against all liabilities to the extent relating to, arising out of or resulting from:

•the Encompass Liabilities;
•the failure of Encompass or any other person to pay, perform or otherwise promptly discharge any of the Encompass Liabilities in accordance with their respective terms whether prior to, at or after the distribution;
•except to the extent relating to a Enhabit Liability, any guarantee, indemnification or contribution obligation for the benefit of Encompass by Enhabit that survives the distribution;
•any breach by Encompass of the Separation and Distribution Agreement or any of the ancillary agreements; and
•any untrue statement or alleged untrue statement or omission or alleged omission of a material fact made explicitly in Encompass’s name in the Form 10 (as amended or supplemented).

The Separation and Distribution Agreement also establishes procedures with respect to claims subject to indemnification and related matters.

Indemnification with respect to taxes, and the procedures related thereto, is governed by the tax matters agreement.

Insurance

The Separation and Distribution Agreement provides for the allocation between the parties of rights and obligations under existing insurance policies with respect to claims covered by Encompass’s insurance prior to the distribution and sets forth procedures for the administration of insured claims and related matters.

Further Assurances

In addition to the actions specifically provided for in the Separation and Distribution Agreement, except as otherwise set forth therein or in any ancillary agreement, Enhabit and Encompass agree in the Separation and Distribution Agreement to use reasonable best efforts, prior to, on and after the distribution date, to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary, proper or advisable under applicable laws, regulations and agreements to consummate and make effective the transactions contemplated by the Separation and Distribution Agreement and the ancillary agreements.

Dispute Resolution

The Separation and Distribution Agreement contains provisions that govern, except as otherwise provided in any ancillary agreement, the resolution of disputes, controversies or claims that may arise between Enhabit and Encompass related to the separation or distribution and that are unable to be resolved through good faith discussions between Enhabit and Encompass. These provisions contemplate that efforts will be made to resolve disputes, controversies and claims by escalation of the matter to executives of the parties in dispute. If such efforts are not successful, one of the parties in dispute may submit the dispute, controversy or claim to binding arbitration for resolution, subject to the provisions of the Separation and Distribution Agreement.

Amendment and Termination

The Separation and Distribution Agreement may not be amended or terminated after the distribution date, except by an agreement in writing signed by both Enhabit and Encompass.

Transition Services Agreement

Enhabit entered into a transition services agreement with Encompass pursuant to which Enhabit and Encompass and Enhabit’s respective affiliates provide each other, on an interim, transitional basis, various services to help ensure an orderly transition following the separation and the distribution, such as finance, accounting, legal, information technology, human resources, employee benefits and other services.

The services commenced on the date of the distribution and will terminate no later than 24 months following the distribution. Enhabit and Encompass have agreed to perform Enhabit’s respective services in a manner that is substantially similar in all material respects to which the same or similar services were performed by or on behalf of Enhabit or Encompass, as applicable, prior to the distribution or, if not so previously provided, then substantially similar in all material respects to which similar services are provided by or on behalf of Enhabit or Encompass to Enhabit’s or Encompass’s affiliates or other business components, as applicable.

The transition services agreement generally provides that the applicable service recipient indemnifies the applicable service provider for liabilities that such service provider incurs arising from the provision of services other than liabilities arising from such service provider’s gross negligence, bad faith or willful misconduct or fraud, and that the applicable service provider indemnifies the applicable service recipient for liabilities that such service recipient incurs arising from such service provider’s gross negligence, bad faith or willful misconduct or fraud. Subject to certain exceptions, the liabilities of each party providing services under the transition services agreement is generally limited to the aggregate charges actually paid or payable to such party by the other party for services pursuant to the transition services agreement. The transition services agreement also provides that the provider of a service will not be liable to the recipient of such service for any special, indirect, incidental, punitive or consequential or similar damages.

Tax Matters Agreement

Enhabit entered into a tax matters agreement with Encompass that governs Enhabit’s respective rights, responsibilities and obligations with respect to taxes (including responsibility for taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution to qualify as tax-free for U.S. federal income tax purposes), entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other matters.

In addition, the tax matters agreement imposes certain restrictions on Enhabit and Enhabit’s subsidiaries until the second anniversary of the distribution (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the distribution and certain related transactions. The tax matters agreement provides special rules that allocate tax liabilities in the event the distribution or certain related transactions are not tax-free. In general, under the tax matters agreement, each party is expected to be responsible for any taxes imposed on Encompass or Enhabit that arise from the failure of the distribution or certain related transactions to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant covenants made by that party in the tax matters agreement.

Employee Matters Agreement

Enhabit entered into an employee matters agreement with Encompass that addresses employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which Enhabit’s employees participated prior to the distribution, as well as other human resources, employment and employee benefit matters. The employee matters agreement also provides, subject to customary exceptions, that neither Encompass nor Enhabit nor their respective subsidiaries will solicit for employment or hire any individual who is an employee at the level of director (eligible to participate in the senior management bonus plan) or above of the other party or its subsidiaries for a period of one year following the effective time of the distribution. The employee matters agreement also specifies the treatment of equity-based awards granted by Encompass prior to the distribution.

The total amount of payments under these agreements with Encompass was approximately $2.1 million for the year ended December 31, 2022.

Item. 14 Principal Accountant Fees and Services
Pre-Approval of Principal Accountant Services
The Audit Committee is responsible for the appointment, oversight, and evaluation of our independent registered public accounting firm. In accordance with our Audit Committee’s charter, our Audit Committee must approve, in advance of the service, all audit and permissible non-audit services provided by our independent registered public accounting firm. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Securities Exchange Act of 1934, as amended. The Audit Committee has concluded that provision of the non-audit services described in that section is not compatible with maintaining the independence of PricewaterhouseCoopers LLP.
The Audit Committee has established a policy regarding pre-approval of audit and permissible non-audit services provided by our independent registered public accounting firm, as well as all engagement fees and terms for our independent registered public accounting firm. Under the policy, the Audit Committee must approve the services to be rendered and fees to be charged by our independent registered public accounting firm. Typically, the Audit Committee approves services up to a specific amount of fees. The Audit Committee must then approve, in advance, any services or fees exceeding those pre-approved levels. The Audit Committee may delegate general pre-approval authority to a subcommittee of which the chairman of the Audit Committee is a member, provided that any delegated approval is limited to services with fees of no more than 5% of previously approved amounts.

Principal Accountant Fees and Services
With respect to the audits for the year ended December 31, 2022, the Audit Committee approved the audit services to be performed by PricewaterhouseCoopers LLP, as well as certain categories and types of audit-related and permitted non-audit services. In 2022, the Audit Committee approved all audit, audit-related, and other fees in accordance with SEC pre-approval rules. The following table shows the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2022, with respect to various services provided to us and our subsidiaries.

For the Year Ended December 31,
2022
(In Millions)
Audit fees(1)	$1.8
Audit-related fees	—
Total audit and audit-related fees	1.8
Tax fees	—
All other fees	—
Total fees	$1.8

(1)Audit fees – Represents aggregate fees paid or accrued for professional services rendered for the review of financial statements included in our Form 10-Q filing for the third quarter of 2022 and the audit of our consolidated financial statements.

PART IV

Item. 15 Exhibits and Financial Statement Schedules

The following Exhibits are filed as part of this report as required by Regulation S-K.

Exhibit Number	Exhibit Description

31.1†	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

† Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Crissy B. Carlisle
Name:	Crissy B. Carlisle
Title:	Chief Financial Officer

Date:	May 1, 2023

[Signatures continue on the following page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Barb Jacobsmeyer	President and Chief Executive Officer and Director (Principal Executive Officer)
May 1, 2023
Barb Jacobsmeyer
/s/ Crissy B. Carlisle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
May 1, 2023
Crissy B. Carlisle
*	Director
May 1, 2023
Jeffrey W. Bolton
*	Director
May 1, 2023
Tina L. Brown-Stevenson
*	Director
May 1, 2023
Yvonne M. Curl
*	Director
May 1, 2023
Charles M. Elson
*	Director, Chairperson
May 1, 2023
Leo I. Higdon Jr.
*	Director
May 1, 2023
Erin P. Hoeflinger
*	Director
May 1, 2023
Susan A. LaMonica
*	Director
May 1, 2023
John E. Maupin Jr.
*	Director
May 1, 2023
Stuart McGuigan
*	Director
May 1, 2023
Greg S. Rush
*	Director
May 1, 2023
Barry Schochet
*	Director
May 1, 2023
L. Edward Shaw, Jr.
/s/ Dylan C. Black

Dylan C. Black
Attorney-in-fact
* Signed by Dylan C. Black pursuant to a power of attorney.