Form 10-Q
period 2023-03-31
Enhabit, Inc.
filed 2023-05-12
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 50,099,817 shares of common stock as of May 8, 2023.

i

NOTE TO READERS
As used in this report, the terms “Enhabit,” “we,” “us,” “our,” and the “Company” refer to Enhabit, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, our ability to execute on our strategic plans, regulatory and other developments impacting the markets for our services, changes in reimbursement rates, general economic conditions, our ability to attract and retain key management personnel and healthcare professionals, potential disruptions or breaches of our or our vendors’ information systems, the outcome of litigation, our ability to successfully complete and integrate de novo developments, acquisitions, investments, and joint ventures, and our ability to control costs, particularly labor and employee benefit costs. Our Annual Report on Form 10-K for the year ended December 31, 2022 dated April 14, 2023, which can be found on the Company’s website at http://investors.ehab.com, discusses other risks and factors that could cause actual results to differ materially from those expressed or implied by any forward-looking statement in this report.

ii

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Millions, Except Per Share Data)
Net service revenue	$265.1	$274.3
Cost of service, excluding depreciation and amortization	132.6	129.7
General and administrative expenses	110.5	100.7
Depreciation and amortization	7.8	8.5
Operating income	14.2	35.4
Interest expense and amortization of debt discounts and fees	9.5	—
Income before income taxes and noncontrolling interests	4.7	35.4
Income tax expense	1.5	8.7
Net income	3.2	26.7
Less: Net income attributable to noncontrolling interests	0.5	0.6
Net income attributable to Enhabit, Inc.	$2.7	$26.1

Weighted average common shares outstanding:
Basic	49.8	49.6
Diluted	50.1	49.6

Earnings per common share:
Basic earnings per share attributable to Enhabit, Inc. common stockholders	$0.05	$0.53
Diluted earnings per share attributable to Enhabit, Inc. common stockholders	$0.05	$0.53
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Millions)
Net income including noncontrolling interest	$3.2	$26.7
Other comprehensive loss:
Unrealized loss of cash flow hedges, net of tax benefit of $0.3, and $0.0, respectively	(1.1)	—
Total other comprehensive loss	(1.1)	—
Comprehensive income including noncontrolling interest	2.1	26.7
Less: Comprehensive income attributable to noncontrolling interest	0.5	0.6
Comprehensive income attributable to Enhabit, Inc.	$1.6	$26.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$37.6	$22.9
Restricted cash	2.0	4.3
Accounts receivable	156.5	149.6
Income tax receivable	4.3	11.4
Prepaid expenses and other current assets	12.2	23.6
Total current assets	212.6	211.8
Property and equipment, net	19.0	20.4
Operating lease right-of-use assets	45.8	42.0
Goodwill	1,147.5	1,144.8
Intangible assets, net	97.1	102.6
Other long-term assets	5.0	5.2
Total assets(1)	$1,527.0	$1,526.8

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.7	$23.1
Current operating lease liabilities	11.6	14.0
Accounts payable	6.2	3.8
Accrued payroll	47.7	35.5
Refunds due patients and other third-party payors	8.0	8.3
Accrued medical insurance	7.5	7.5
Other current liabilities	31.9	40.7
Total current liabilities	135.6	132.9
Long-term debt, net of current portion	549.7	560.0
Long-term operating lease liabilities	34.2	28.1
Deferred income tax liabilities	28.5	28.6
Other long-term liabilities	3.0	1.9
	751.0	751.5
Commitments and contingencies
Redeemable noncontrolling interests	5.1	5.2
Stockholders’ equity:
Enhabit, Inc. stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 50,157,207 as of March 31, 2023 and 50,099,716 as of December 31, 2022	0.5	0.5
Capital in excess of par value	408.4	406.9
Accumulated other comprehensive income	(1.8)	(0.7)
Retained earnings	337.7	335.0
Treasury stock at cost, 67,879 and — shares, respectively	(0.5)	—
Total Enhabit, Inc. stockholders’ equity	744.3	741.7
Noncontrolling interests	26.6	28.4
Total stockholders’ equity	770.9	770.1
Total liabilities(1) and stockholders’ equity	$1,527.0	$1,526.8
(1)Our consolidated assets as of March 31, 2023 and December 31, 2022 include total assets of variable interest entities of $19.8 million and $20.6 million, respectively, that cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2023 and December 31, 2022 include total liabilities of the variable interest entities of $0.7 million and $0.5 million, respectively. See Note 2, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2023
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2022	50.1	$0.5	$406.9	$(0.7)	$335.0	—	$—	$28.4	$770.1
Net income	—	—	—	—	2.7	—	—	0.4	3.1
Other comprehensive loss, net of tax	—	—	—	(1.1)	—	—	—	—	(1.1)
Distributions declared	—	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation expense	—	—	1.5	—	—	—	—	—	1.5
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	—	—	—	—	—	0.1	(0.5)	—	(0.5)
Balance at March 31, 2023	50.1	$0.5	$408.4	$(1.8)	$337.7	0.1	$(0.5)	$26.6	$770.9

	Three Months Ended March 31, 2022
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2021	49.6	$0.5	$1,094.1	$—	$375.4	—	$—	$8.3	$1,478.3
Net income	—	—	—	—	26.1	—	—	0.6	26.7
Capital contributions	—	—	24.8	—	—	—	—	—	24.8
Capital distributions	—	—	(55.8)	—	—	—	—	—	(55.8)
Distributions declared	—	—	—	—	—	—	—	(0.4)	(0.4)
Saint Alphonsus acquisition	—	—	—	—	—	—	—	15.9	15.9
Contributions from noncontrolling interests of consolidated affiliates	—	—	2.9	—	—	—	—	3.5	6.4
Balance at March 31, 2022	49.6	$0.5	$1,066.0	$—	$401.5	—	$—	$27.9	$1,495.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Millions)
Cash flows from operating activities:
Net income	$3.2	$26.7
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	7.8	8.5
Amortization of debt related costs	0.3	—
Stock-based compensation	1.5	1.3
Deferred tax expense (benefit)	0.3	(0.2)
Other, net	—	(0.2)
Changes in assets and liabilities, net of acquisitions—
Accounts receivable	(6.7)	(0.1)
Prepaid expenses and other assets	18.1	(1.6)
Accounts payable	2.3	(0.6)
Accrued payroll	12.2	(1.6)
Other liabilities	(9.4)	9.2
Net cash provided by operating activities	29.6	41.4
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2.8)	—
Purchases of property and equipment	(0.6)	(2.3)
Other, net	0.2	0.9
Net cash used in investing activities	(3.2)	(1.4)
Cash flows from financing activities:
Principal payments on term loan	(5.0)	—
Payments on revolving credit facility	(5.0)	—
Distributions paid to noncontrolling interests of consolidated affiliates	(2.5)	(0.5)
Principal payments under finance lease obligations	(1.0)	(1.4)
Contributions from Encompass	—	23.5
Distributions to Encompass	—	(55.8)
Contributions from noncontrolling interests of consolidated affiliates	—	7.4
Other	(0.5)	—
Net cash used in financing activities	(14.0)	(26.8)
Increase in cash, cash equivalents, and restricted cash	12.4	13.2
Cash, cash equivalents, and restricted cash at beginning of year	27.2	8.0
Cash, cash equivalents, and restricted cash at end of year	$39.6	$21.2
Supplemental cash flow information:
Cash received for income taxes, net	(5.9)	—
Cash paid for interest	10.2	—
Supplemental schedule of noncash activities:
Property and equipment additions through finance leases	0.2	0.2
Operating lease additions	7.9	2.9
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
See also Note 4, Long-term Debt.
Basis of Presentation and Consolidation—
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report for the year ended December 31, 2022 on Form 10-K (the “Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on April 14, 2023. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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
Prior to July 1, 2022, we existed and functioned as part of the consolidated business of Encompass. The results related to the three months ended March 31, 2022 included within the accompanying unaudited condensed consolidated financial statements have been derived from the consolidated financial statements and accounting records of Encompass as if the Company had operated on a stand-alone basis during the periods presented and were prepared utilizing the legal entity approach, in accordance with GAAP, and pursuant to the rules and regulations of the SEC. Prior to July 1, 2022, the Company was reported as a single reportable segment within Encompass’s reportable segments and did not operate as a stand-alone company. Accordingly, Encompass historically reported the financial position and the related results of operations, cash flows and changes in equity of the Company as a component of Encompass’s condensed consolidated financial statements.
The unaudited condensed consolidated financial statements include an allocation of expenses related to certain Encompass corporate functions as discussed in Note 10, Related Party Transactions, for periods prior to July 1, 2022. The unaudited condensed consolidated financial statements also include revenues and expenses directly attributable to the Company and assets and liabilities specifically attributable to the Company. Encompass’s third-party debt and related interest expense have not been attributed to the Company because the Company is not the primary legal obligor of the debt and the borrowings are not specifically identifiable to the Company. However, subsequent to April 23, 2020, the Company was a guarantor for Encompass’s credit agreement and senior debt. In connection with the Distribution, the Company was released from its guarantee of Encompass’s indebtedness. The Company maintains its own cash management system and did not participate in a centralized cash management arrangement with Encompass.
The income tax amounts in these unaudited condensed consolidated financial statements for the three months ended March 31, 2022 have been calculated based on a separate return methodology and are presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate. In addition to various separate state and local income tax filings, we joined with Encompass in various U.S. federal, state and local consolidated income tax filings prior to the Separation. See Note 6, Income Taxes, for information related to our Tax Sharing Agreement with Encompass.
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
We eliminate all intercompany accounts and transactions within the Company from our financial results. Transactions between the Company and Encompass have been included in these condensed consolidated financial statements. The transfers with Encompass that were not settled in cash are reflected in stockholders’ equity on the condensed consolidated balance sheets and within Capital in Excess of Par Value on the condensed consolidated statements of stockholders’ equity. Within the condensed consolidated statements of cash flows, these transfers are treated as an operating, financing or noncash activity determined by the nature of the transaction. For the three months ended March 31, 2022, transactions between the Company and Encompass were considered related party transactions. Refer to Note 10, Related Party Transactions, for more information.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net Service Revenue—
Our Net service revenue disaggregated by payor source and segment are as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Medicare	$146.0	$169.5	$47.6	$47.9	$193.6	$217.4
Medicare Advantage	49.3	34.5	—	—	49.3	34.5
Managed care	17.2	17.7	1.7	1.1	18.9	18.8
Medicaid	2.9	3.1	—	0.4	2.9	3.5
Other	0.4	0.1	—	—	0.4	0.1
Total	$215.8	$224.9	$49.3	$49.4	$265.1	$274.3
For a discussion of our significant accounting policies, including our policy related to Net service revenue, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K.
Redeemable Noncontrolling Interests in Consolidated Affiliates—
Certain of our joint venture agreements contain provisions that allow our partners to require us to purchase their interests in the joint venture at fair value at certain points in the future. These put rights include termination provisions, change in control provisions and breaches of the terms of the underlying operating agreements. Because these noncontrolling interests provide for redemption features that are not solely within our control, we classify them as Redeemable noncontrolling interests outside of permanent equity in our consolidated balance sheets.
The following tables reconcile the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the consolidated balance sheets, to the Net and comprehensive income attributable to noncontrolling interests presented in the consolidated statements of income (in millions):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$5.2	$5.0
Net income attributable to redeemable noncontrolling interests	0.1	0.1
Distributions to redeemable noncontrolling interests	(0.2)	—
Balance at end of period	$5.1	$5.1

	Three Months Ended March 31,
	2023	2022
Net income attributable to nonredeemable noncontrolling interests	$0.4	$0.6
Net income attributable to redeemable noncontrolling interests	0.1	—
Net income attributable to noncontrolling interests	$0.5	$0.6

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Earnings Per Common Share —
The following table sets forth the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2023 and 2022 (in millions). A total of 0.3 million options to purchase Enhabit’s shares and 0.5 million shares of restricted stock awards, performance units and restricted stock units were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2023 because their effects were anti-dilutive. There were no dilutive or anti-dilutive shares for the three months ended March 31, 2022. See Note 10, Stock-based Payments, to the consolidated financial statements included in the Form 10-K for additional information.

	Three Months Ended March 31,
	2023	2022
Weighted average common shares outstanding:
Basic	49.8	49.6
Dilutive effect of restricted stock, restricted stock units and performance units	0.3	—
Diluted	50.1	49.6
Recent Accounting Pronouncements —
We do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.
2.Variable Interest Entities (“VIEs”):
As of March 31, 2023 and December 31, 2022, we consolidated two limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities are 60% and 90% as of March 31, 2023. Through partnership and management agreements with or governing these entities, we manage these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of the VIEs and an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit us from using the assets of the VIEs to satisfy the obligations of other entities.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	March 31, 2023	December 31, 2022
Assets
Current assets:
Restricted cash	$1.6	$4.0
Accounts receivable	3.0	2.9
Other current assets	1.6	—
Total current assets	6.2	6.9
Operating lease right-of-use assets	0.2	0.2
Goodwill	12.4	12.4
Intangible assets, net	1.0	1.1
Total assets	$19.8	$20.6
Liabilities
Current liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.3	0.2
Other current liabilities	0.2	0.1
Total current liabilities	0.6	0.4
Long-term operating lease liabilities	0.1	—
Other long-term liabilities	—	0.1
Total liabilities	$0.7	$0.5
3.Goodwill and Other Intangible Assets:
We are required to test our goodwill for impairment at least annually, as of October 1st, absent any triggering events that would accelerate an impairment assessment.
During the three months ended March 31, 2023, we identified no potential impairment triggering events, and determined a quantitative analysis of our two reporting units was not necessary.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2023	December 31, 2022
Credit Agreement—
Advances under revolving credit facility	$185.0	$190.0
Term loan A facility	383.1	387.9
Finance lease obligations	4.3	5.2
	572.4	583.1
Less: Current portion	(22.7)	(23.1)
Long-term debt, net of current portion	$549.7	$560.0
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Amount
April 1 through December 31, 2023	$17.1
2024	21.7
2025	20.5
2026	20.0
2027	495.0
Gross maturities	574.3
Less unamortized debt issuance costs	(1.9)
Total	$572.4
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
The Term Loan A Facility amortizes by an amount per annum equal to 5.0% of the outstanding principal amount thereon as of the closing date, payable in equal quarterly installments, with the balance being payable in June 2027. The Revolving Credit Facility provides us with the ability to borrow and obtain letters of credit, which is subject to a $75.0 million sublimit. The obligations under the Credit Facilities are guaranteed by our existing and future wholly owned domestic material subsidiaries, subject to certain exceptions. Borrowings under the Credit Facilities are secured by first priority liens on substantially all the assets of Enhabit and the guarantors, subject to certain exceptions. The Credit Facilities contain representations and warranties, affirmative and negative covenants and events of default customary for secured financings of this type, including limitations with respect to liens, fundamental changes, indebtedness, restricted

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

payments, investments and affiliate transactions, in each case, subject to a number of important exceptions and qualifications.
In addition, the Credit Facilities obligate us to maintain a maximum total net leverage ratio of no more than 4.75 to 1.0 and a minimum interest coverage ratio of no less than 2.5 to 1.0 for the previous four consecutive quarters. The maximum total net leverage ratio is scheduled to decline to 4.5 to 1.0 on June 30, 2024.
Under specified circumstances, including non-compliance with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, we may not be able to borrow under the Revolving Credit Facility. Additionally, violation of the covenants would result in an event of default under the Credit Facilities. A default that occurs, and is not cured within any applicable cure period or is not waived, would permit lenders to accelerate the maturity of the debt under the Credit Facilities and to foreclose upon any collateral securing the debt. As of March 31, 2023, we were in compliance with the financial covenants under the Credit Facilities.
Our forecast for results through June 30, 2024 indicate we will continue to be in compliance with those financial covenants through that date. We cannot guarantee we will be in compliance with our financial covenants for each reporting period through June 30, 2024. We continually evaluate our expected compliance with the covenants described above and take all appropriate steps to proactively renegotiate such covenants when appropriate.
On June 30, 2022, we drew the full $400.0 million of the Term Loan A Facility and $170.0 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. As of March 31, 2023, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 6.7%. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies.
On October 20, 2022, we entered into an interest rate swap to manage our exposure to interest rate movements for a portion of our Term Loan A Facility. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. See Note 7, Derivative Instruments.
The carrying amounts and estimated fair values of our long-term debt are presented in the following table (in millions):

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$185.0	$185.0	$190.0	$190.0
Term loan A facility	383.1	354.3	387.9	356.6
Finance lease obligations	4.3	4.3	5.2	5.2
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements, to the consolidated financial statements included in the Form 10-K.
5.Leases
We lease office space, vehicles, and equipment under operating and finance leases with non-cancelable terms generally expiring at various dates through 2035. Our operating and finance leases generally have one- to eight-year terms. Certain leases also include options to purchase the leased property.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In March 2023, we renewed the lease on our corporate headquarters office space for a term of 11 years. The lease commences on June 1, 2024 and expires in May 2035. The minimum lease payment obligations due under this lease are $19.8 million.
The components of lease costs are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Operating lease cost:
General and administrative expenses	$5.1	$5.0
Finance lease cost:
Amortization of right-of-use assets	0.9	1.0
Total finance lease cost	0.9	1.0
Total lease cost	$6.0	$6.0
Supplemental consolidated balance sheet information related to leases is as follows (in millions):

	Classification	As of March 31, 2023	As of December 31, 2022
Assets
Operating lease	Operating lease right-of-use assets	$45.8	$42.0
Finance lease(1)	Property and equipment, net	9.2	10.1
Total lease assets		$55.0	$52.1

Liabilities
Current Liabilities:
Operating lease	Current portion of operating lease liabilities	$11.6	$14.0
Finance lease	Current portion of long-term debt	2.7	3.1
Noncurrent liabilities
Operating lease	Long-term operating lease liabilities, net of current portion	34.2	28.1
Finance lease	Long-term debt, net of current portion	1.6	2.1
Total lease liabilities		$50.1	$47.3
(1)    Finance lease assets are recorded net of accumulated amortization of $21.3 million and $21.3 million as of March 31, 2023 and December 31, 2022, respectively.

	As of March 31,
	2023	2022
Weighted Average Remaining Lease Term
Operating lease	5.9 years	3.6 years
Finance lease	1.8 years	1.7 years
Weighted Average Discount Rate
Operating lease	6.2%	3.9%
Finance lease	3.1%	2.0%

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturities of lease liabilities as of March 31, 2023 are as follows (in millions):

	Operating Leases	Finance Leases
April 1 through December 31, 2023	$10.2	$2.2
2024	7.7	1.7
2025	10.1	0.5
2026	7.6	—
2027	5.2	—
2028	3.0	—
2029 and thereafter	13.5	—
Total lease payments	57.3	4.4
Less: Interest portion	(11.5)	(0.1)
Total lease liabilities	$45.8	$4.3
Supplemental cash flow information related to our leases is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.2	$4.3
Financing cash flows from finance leases	1.0	1.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7.9	$2.9
Finance leases	0.2	0.2
6.Income Taxes:
Our effective tax rates were 31.9% and 24.6% for the three months ended March 31, 2023 and 2022, respectively. The higher rate in 2023 was primarily due to the greater unfavorable rate impact of permanent differences attributable to stock-based compensation.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
7.Derivative Instruments:
In October 2022, we entered into an interest rate swap agreement with a notional value of $200.0 million with a maturity of October 20, 2025. See Note 4, Long-Term Debt.
The activities of the cash flow hedge included in accumulated other comprehensive loss for the three months ended March 31, 2023 are presented in the following table (in millions):

Cash Flow Hedge
Balance as of December 31, 2022	$(0.7)
Unrealized loss recognized in other comprehensive income, net of tax	(1.0)
Reclassified to interest expense, net of tax	(0.1)
Balance as of March 31, 2023	$(1.8)
The fair value of derivative assets and liabilities within the consolidated balance sheets are presented in the following table (in millions):

Derivative Instruments	March 31, 2023	December 31, 2022
Prepaid and other current assets	$0.6	$1.0
Other long-term liabilities	(3.0)	(2.0)
Total	$(2.4)	$(1.0)
Fair values for our interest rate swap agreement are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements, to the consolidated financial statements included in the Form 10-K.
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
The condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 include $0.8 million and $8.8 million, respectively, in Other current liabilities and Other current assets for claims made against the Company that are probable of loss and reasonably estimable and recoverable based on the Company’s insurance policies.
9.Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by the Company. We manage our operations using two operating segments that are also our reportable segments: (1) home health and (2) hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Home Health - Our home health operations represent the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of Medicare revenues. As of March 31, 2023, we operated 253 home health

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

locations in 34 states, with a concentration in the southern half of the United States. We are the sole owner of 242 of these locations. We retain 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K for a definition of episodic and non-episodic revenue.
•Hospice - Our hospice operations represent the nation’s twelfth largest provider of Medicare-certified hospice services in terms of Medicare revenues. As of March 31, 2023, we operated 107 hospice locations in 23 states, with a concentration in the southern half of the United States. We are the sole owner of 103 of these locations. We retain 50.0% to 90.0% ownership in the remaining four jointly owned locations. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.
The accounting policies of our reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K. All revenues for our services are generated through external customers. See Note 1, Summary of Significant Accounting Policies—Net Service Revenue, for the disaggregation of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”). Segment assets are not reviewed by our chief operating decision maker and therefore are not disclosed below.
Selected financial information for our reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Net service revenue	$215.8	$224.9	$49.3	$49.4
Cost of service, excluding depreciation and amortization	108.2	108.0	24.4	21.7
General and administrative expenses	62.9	58.7	16.3	14.9
Noncontrolling interests	0.4	0.5	0.1	0.1
Segment Adjusted EBITDA	$44.3	$57.7	$8.5	$12.7
Segment reconciliations (in millions):

	Three Months Ended March 31,
	2023	2022
Total Segment Adjusted EBITDA	$52.8	$70.4
Non-segment general and administrative expenses	(29.8)	(25.8)
Depreciation and amortization	(7.8)	(8.5)
Interest expense and amortization of debt discounts and fees	(9.5)	—
Net income attributable to noncontrolling interests	0.5	0.6
Stock-based compensation expense	(1.5)	(1.3)
Income before income taxes and noncontrolling interests	$4.7	$35.4

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended March 31,
	2023	2022
Home Health:
Episodic	$170.2	$191.7
Non-episodic	42.9	30.4
Other	2.7	2.8
Total home health	215.8	224.9
Hospice	49.3	49.4
Total net service revenue	$265.1	$274.3
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
Allocation of Corporate Expenses
Encompass provided the Company with certain services, including, but not limited to, executive oversight, treasury, legal, accounting, human resources, tax, internal audit, financial reporting, information technology and investor relations. Some of these services continue to be provided by Encompass to the Company on a temporary basis under the Transition Services Agreement. Our condensed consolidated financial statements through March 31, 2022 include an allocation of these costs for the period prior to July 1, 2022. When specific identification is not practicable, a proportional cost method is used, primarily based on revenue and headcount. These cost allocations reasonably reflect these services and the benefits derived for the periods presented. These allocations may not be indicative of the actual expenses that would have been incurred as an independent, publicly traded company. In addition, the Company’s employees have historically participated in Encompass’s various stock-based plans.
The allocations of services from Encompass to the Company of $3.5 million, including $0.5 million of stock-based compensation expense paid to employees of Encompass, were recorded in General and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2022.
For information related to our Tax Sharing Agreement with Encompass, see Note 6, Income Taxes.
Data Analytics Investment
During 2019, we made a $2.0 million investment in Medalogix, LLC, a healthcare predictive data and analytics company (“Medalogix”); this investment is accounted for under the measurement alternative for investments. During the three months ended March 31, 2023 and 2022, we incurred costs of approximately $1.1 million and $0.7 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of service, excluding depreciation and amortization and General and administrative expenses in the condensed consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our consolidated financial statements and related notes included under Part I, Item 1, “Financial Statements (Unaudited),” of this report. Among other things, those historical financial statements include more detailed information regarding the basis of presentation for the financial data included in the following discussion. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, as described under the section titled “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. Over that time, we have grown to become the fourth largest provider of home health services and a leading provider of hospice services nationally, measured by 2020 Medicare revenues. As of March 31, 2023, our footprint comprised 253 home health locations and 107 hospice locations across 34 states.
Our operations are principally managed on a services basis and include two operating segments for financial reporting purposes: (1) home health and (2) hospice. For additional information about our business and reportable segments, see Item 1, “Business” and Item 1A, “Risk Factors” in the Annual Report on Form 10-K (the “Form 10-K”) and Note 9, Segment Reporting, to the accompanying condensed consolidated financial statements, and “—Segment Results of Operations” section of this item.
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
Medicare reimbursement rates are subject to change annually, with the potential for more sweeping changes from time to time as a result of Congressional or state legislation. See Item 1, “Business” and Item 1A, “Risk Factors,” and “—Segment Results of Operations” in the Form 10-K, as well as Note 9, Segment Reporting, to the accompanying condensed consolidated financial statements.
We are also impacted by changes in reimbursement rates by other payors, and in particular, Medicare Advantage plans. We are attempting to grow the number of Medicare Advantage networks in which we participate. Medicare Advantage and managed care payors generally pay less than Medicare Fee for Service, and bad debt associated with these payors tends to be slightly higher, as patients typically retain more payment responsibility under those arrangements. See “—Segment Results of Operations” for tables identifying the sources and relative payor mix of our revenues for our home health and hospice segments.
Sequestration resumed as of April 1, 2022 and resulted in a 1% payment reduction through June 30, 2022. Thereafter, the full 2% Medicare payment reduction resumed. Additional Medicare payment reductions are also possible under the statutory pay as you go (“PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a five- or ten-year period. If the Office of Management and Budget (“OMB”) finds there is a deficit, Statutory PAYGO requires the OMB to order sequestration of Medicare. During the second session of the 117th Congress, the Statutory PAYGO cuts required in 2023 and 2024 were delayed until 2025.
On March 31, 2023, the Centers for Medicare and Medicaid Services (“CMS”) issued its proposed rule for hospice payments for fiscal year 2024. CMS proposed a 2.8% estimated net increase to payments as compared to 2023 payments. This update represents a 3.0% update to the market basket, reduced by a 0.2% productivity adjustment. Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over a six month period ended March 31, 2023, our specific geographic coverage area, and other factors, we believe the proposed 2024 Hospice Rule would result in a net increase to our Medicare payment rates of approximately 2.5% effective for services provided beginning October 1, 2023 if enacted as proposed.
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
We also expect the volume of third-party payors to shift and evolve. For example, in the three months ended March 31, 2023, Medicare Advantage patients accounted for 18.6% of our revenue as compared to 12.6% for the three months ended March 31, 2022.
In addition to organic growth, our strategy includes volume growth through strategic acquisitions and de novo location openings. See Item 1, “Business—Our Growth Strategy” in the Form 10-K.
Efficiency
Cost and operating efficiencies impact the profitability of the patient care services we provide. We use a number of strategies to drive cost and operating efficiencies within our business. We target markets for expansion and growth that allow us to leverage our existing operations to create operating efficiencies through scale and density. We also leverage technology to create operating and supply chain efficiencies throughout our organization. See Item 1, “Business—Our Competitive Strengths” in the Form 10-K for further discussion of the ways we seek to reduce costs while improving patient outcomes.
Recruiting and Retaining High-Quality Personnel
Recruiting and retaining qualified personnel, including management, for our home health and hospice agencies remains a high priority for us. We attempt to maintain a comprehensive compensation and benefits package to compete in the current challenging staffing environment.
Our Separation from Encompass
As a result of our separation from Encompass, certain items may impact the comparability of our historical results and future performance. Specifically, we have incurred additional expenses as a result of being a separate public company and continue to develop, manage, and train management level and other employees to comply with ongoing public company requirements. For more information on the Separation, see Item 1, “Business—History” in the Form 10-K.
COVID-19 Pandemic Impact on Our Results of Operations
In response to the COVID-19 outbreak and ensuing pandemic (the “pandemic”), Congress and CMS adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. The suspension of sequestration under the CARES Act and the 2021 Budget Act positively impacted our home health and hospice revenues by $3.8 million and $1.0 million, respectively, for the three months ended March 31, 2022. Sequestration resumed in full on July 1, 2022. The resumption of sequestration negatively impacted our home health and hospice revenues by $3.6 million and $1.0 million, respectively, for the three months ended March 31, 2023.

The lasting impact of the pandemic remains unknown and difficult to predict. For discussion of the financial and operational impacts we have experienced as a result of the pandemic, see the sections titled Item 1, “Business,” and Item 1A, “Risk Factors,” in the Form 10-K.
Acquisition-Related Activities
In February 2023, we acquired the assets of Specialty Home Health Care, Inc., a home health provider in Evansville, Indiana for $3.1 million, with a hold back of $0.3 million expected to be released on November 1, 2024.
Results of Operations
Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K.
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Net service revenue	$265.1	$274.3	(3.4)%
Cost of service, excluding depreciation and amortization	132.6	129.7	2.2%
Gross margin, excluding depreciation and amortization	132.5	144.6	(8.4)%
General and administrative expenses	110.5	100.7	9.7%
Depreciation and amortization	7.8	8.5	(8.2)%
Operating income	14.2	35.4	(59.9)%
Interest expense and amortization of debt discounts and fees	9.5	—	—%
Income before income taxes and noncontrolling interests	4.7	35.4	(86.7)%
Income tax expense	1.5	8.7	(82.8)%
Net income	3.2	26.7	(88.0)%
Less: Net income attributable to noncontrolling interests	0.5	0.6	(16.7)%
Net income attributable to Enhabit, Inc.	$2.7	$26.1	(89.7)%
The following table sets forth our consolidated results as a percentage of Net service revenue, except Income tax expense, which is presented as a percentage of Income before income taxes and noncontrolling interests:

	Three Months Ended March 31,
	2023	2022
Cost of service, excluding depreciation and amortization	50.0%	47.3%
General and administrative expenses	41.7%	36.7%
Depreciation and amortization	2.9%	3.1%
Income tax expense	31.9%	24.6%
Net Service Revenue
Our Net service revenue decreased during the three months ended March 31, 2023 compared to the same period of 2022 due to the continued shift to more non-episodic patients in home health and the resumption of sequestration. See additional discussion in “—Segment Results of Operations.”
Cost of Service, Excluding Depreciation and Amortization
Cost of service, excluding depreciation and amortization increased in terms of dollars and as a percentage of Net service revenue during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to higher costs related to labor, including an increase in employee group medical claims. See additional discussion in “—Segment Results of Operations.”
General and Administrative Expenses
General and administrative expenses increased during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to an increase in employee group medical claims, incremental costs associated with being a stand-alone company, vendor rebates received during the three months ended March 31, 2022 and improved back office staffing in the field. As a percentage of revenue, our General and administrative expenses increased primarily due to the decrease in revenue discussed above. Our General and administrative expenses are expected to increase in the future as an independent, publicly traded company.
Depreciation and Amortization
Depreciation and amortization decreased during the three months ended March 31, 2023 as compared the same period of 2022 due to a number of intangible assets, vehicles and internal-use software reaching the end of their useful lives in 2022.
Interest Expense and Amortization of Debt Discount and Fees
Interest expense and amortization of debt discount and fees increased for the three months ended March 31, 2023 compared to the same period of 2022 primarily due to interest expense related to borrowings under our credit facilities. See additional discussion in “—Liquidity and Capital Resources.”
Income Tax Expense
Our Income tax expense decreased during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to lower Income before income taxes and noncontrolling interests. We currently estimate our cash payments for income taxes to be approximately $3 million to $6 million, net of refunds, for 2023. See also Note 6, Income Taxes, to the accompanying condensed consolidated financial statements.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure of our financial performance. Management believes Adjusted EBITDA assists investors in comparing our operating performance across operating periods on a consistent basis by excluding items we do not believe are indicative of our operating performance. The items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
We calculate Adjusted EBITDA as Net income adjusted to exclude: (1) income tax expense, (2) interest expense,
(3) depreciation and amortization, (4) gains or losses on disposal or impairment of assets or goodwill, (5) stock-based compensation, (6) net income attributable to noncontrolling interest and (7) unusual or nonrecurring items that are not typical of ongoing operations.
The following table reconciles Net income to Adjusted EBITDA (in millions).

	Three Months Ended March 31,
	2023	2022
Net income	$3.2	$26.7
Income tax expense	1.5	8.7
Interest expense and amortization of debt discounts and fees	9.5	—
Depreciation and amortization	7.8	8.5
Gain on disposal of assets	—	(0.1)
Stock-based compensation	1.5	1.3
Stock-based compensation included in overhead allocation	—	0.5
Net income attributable to noncontrolling interest	(0.5)	(0.6)
Unusual or nonrecurring items that are not typical of ongoing operations(1)	2.3	2.0
Adjusted EBITDA	$25.3	$47.0
The following table reconciles Net cash provided by operating activities to Adjusted EBITDA (in millions).

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$29.6	$41.4
Interest expense and amortization of debt discounts and fees	9.5	—
Net income attributable to noncontrolling interests in continuing operations	(0.5)	(0.6)
Distributions from nonconsolidated affiliates	—	(0.2)
Current portion of income tax expense	1.2	8.9
Change in assets and liabilities	(16.5)	(5.3)
Unusual or nonrecurring items that are not typical of ongoing operations(1)	2.3	2.0
Stock-based compensation included in overhead allocation	—	0.5
Other	(0.3)	0.3
Adjusted EBITDA	$25.3	$47.0
(1)    Unusual or nonrecurring items include costs associated with the strategic alternatives review, shareholder activism defense, and non-routine litigation.
For additional information, see “—Segment Results of Operations.”
Segment Results of Operations
Our segment and consolidated Net service revenue is provided in the table below.

	Three Months Ended March 31,
	2023	% of Consolidated Revenue	2022	% of Consolidated Revenue
	(in millions)
Home health segment net service revenue	$215.8	81.4%	$224.9	82.0%
Hospice segment net service revenue	49.3	18.6%	49.4	18.0%
Consolidated net service revenue	$265.1	100.0%	$274.3	100.0%
Home Health
Our home health segment derived its Net service revenue from the following payor sources:

	Three Months Ended March 31,
	2023	2022
Medicare	67.7%	75.4%
Medicare Advantage	22.8%	15.3%
Managed care	8.0%	7.9%
Medicaid	1.3%	1.4%
Other	0.2%	—%
Total	100.0%	100.0%
The decline in Medicare reimbursement as a percentage of our home health Net service revenue and corresponding increase in Medicare Advantage reimbursement is primarily the result of continued national enrollment increases in Medicare Advantage plans by Medicare eligibles.

Additional information regarding our home health segment’s operating results is as follows.

	Three Months Ended March 31,		Percentage Change
	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Net service revenue:
Episodic	$170.2	$191.7	(11.2)%
Non-episodic	42.9	30.4	41.1%
Other	2.7	2.8	(3.6)%
Home health segment revenue	215.8	224.9	(4.0)%
Cost of service, excluding depreciation and amortization	108.2	108.0	0.2%
Gross margin, excluding depreciation and amortization	107.6	116.9	(8.0)%
General and administrative expenses	62.9	58.7	7.2%
Noncontrolling interests	0.4	0.5	(20.0)%
Home Health Segment Adjusted EBITDA	$44.3	$57.7	(23.2)%

	Three Months Ended March 31,		Percentage Change
	2023	2022	2023 vs. 2022
	(Actual Amounts)
Episodic:
Admissions	35,032	38,971	(10.1)%
Recertifications	23,674	25,808	(8.3)%
Completed episodes	57,827	63,111	(8.4)%
Visits	854,417	957,831	(10.8)%
Revenue per episode	$2,943	$3,038	(3.1)%
Non-episodic:
Admissions	18,911	14,338	31.9%
Recertifications	8,104	5,979	35.5%
Visits	351,283	270,253	30.0%
Revenue per visit	$122	$112	8.9%
Total:
Admissions	53,943	53,309	1.2%
Recertifications	31,778	31,787	—%
Starts of care (total admissions and recertifications)	85,721	85,096	0.7%
Visits	1,205,700	1,228,084	(1.8)%
Cost per visit	$88	$86	2.3%
Expenses as a % of Net Service Revenue

	Three Months Ended March 31,
	2023	2022
Cost of service, excluding depreciation and amortization	50.1%	48.0%
General and administrative expenses	29.1%	26.1%
Net Service Revenue
The decrease in home health Net service revenue during the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to the continued shift to more non-episodic patients and the resumption of sequestration. Total admissions increased during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to growth in non-episodic admissions. Revenue per episode decreased during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to the resumption of sequestration and timing of completed episodes partially offset by a 0.7% increase in Medicare reimbursement rates.
Segment Adjusted EBITDA
The decrease in Home Health Segment Adjusted EBITDA during the three months ended March 31, 2023 compared to the same period of 2022 primarily resulted from lower Net service revenue, as discussed above, and an increase in General and administrative expenses. General and administrative expenses increased primarily due to an increase in employee group medical claims, vendor rebates received in the three months ended March 31, 2022 and improved back office staffing in the field.
Hospice
Our hospice segment derived its Net service revenue from the following payor sources:

	Three Months Ended March 31,
	2023	2022
Medicare	96.5%	97.0%
Managed care	3.5%	2.2%
Medicaid	—%	0.8%
Total	100.0%	100.0%
Additional information regarding our hospice segment’s operating results is as follows:

	Three Months Ended March 31,		Percentage Change
	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Hospice segment revenue	$49.3	$49.4	(0.2)%
Cost of service, excluding depreciation and amortization	24.4	21.7	12.4%
Gross margin, excluding depreciation and amortization	24.9	27.7	(10.1)%
General and administrative expenses	16.3	14.9	9.4%
Noncontrolling interests	0.1	0.1	—%
Hospice Segment Adjusted EBITDA	$8.5	$12.7	(33.1)%

	Three Months Ended March 31,		Percentage Change
	2023	2022	2023 vs. 2022
	(Actual Amounts)
Total:
Admissions	3,122	3,246	(3.8)%
Patient days	317,027	319,834	(0.9)%
Average daily census	3,523	3,554	(0.9)%
Revenue per patient day	$156	$154	1.3%
Cost per patient day	$77	$68	13.2%

Expenses as a % of Net Service Revenue

	Three Months Ended March 31,
	2023	2022
Cost of service, excluding depreciation and amortization	49.5%	43.9%
General and administrative expenses	33.1%	30.2%
Net Service Revenue
Hospice Net service revenue was relatively flat for the three months ended March 31, 2023 compared to the same period of 2022 as the decline in the average daily census attributable to the impact of short length of stay patients and the resumption of sequestration were offset by increased Medicare reimbursement rates. Revenue per day increased primarily due to increased Medicare reimbursement rates offset by the resumption of sequestration and patient mix.
Segment Adjusted EBITDA
The decrease in Hospice Segment Adjusted EBITDA during the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to higher Cost of service, excluding depreciation and amortization related to labor costs. Increased labor costs resulted from the implementation of the new case management model, including costs associated with dedicated on-call and triage nurses, increased contract labor and an increase in employee group medical claims.
Liquidity and Capital Resources
Our principal sources of short-term liquidity are our cash on hand and our revolving credit facility. We use these sources to fund working capital requirements, capital expenditures, acquisitions, and servicing our debt. See “—Contractual Obligations” for more information about our cash requirements from our contractual obligations at March 31, 2023.
As of March 31, 2023 and December 31, 2022, we had $37.6 million and $22.9 million, respectively, in Cash and cash equivalents. These amounts exclude $2.0 million and $4.3 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which we participate where our external partner requested, and we agreed, that the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and —Restricted Cash, to the consolidated financial statements included in the Form 10-K. Availability under our Revolving Credit Facility is currently constrained by $91.6 million due to our consolidated net leverage ratio covenant requirement. Our available liquidity as of March 31, 2023 was $107.6 million. This amount included $37.6 million of cash plus $70.0 million of availability under our Revolving Credit Facility.
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
The Term Loan A Facility amortizes by an amount per annum equal to 5.0% of the outstanding principal amount thereon as of the closing date, payable in equal quarterly installments, with the balance being payable in June 2027. The Revolving Credit Facility provides the ability to borrow and obtain letters of credit, which is subject to a $75.0 million sublimit. Obligations under the Credit Facilities are guaranteed by our existing and future wholly owned domestic material subsidiaries (the “Guarantors”), subject to certain exceptions. Borrowings under the Credit Facilities are secured by first priority liens on substantially all the assets of Enhabit and the Guarantors, subject to certain exceptions. The Credit Facilities contain representations and warranties, affirmative and negative covenants, and events of default customary for secured financings of this type, including limitations with respect to liens, fundamental changes, indebtedness, restricted payments, investments, and affiliate transactions, in each case, subject to a number of important exceptions and qualifications.
In addition, the Credit Facilities obligate us to maintain a maximum total net leverage ratio of no more than 4.75 to 1.0 and a minimum interest coverage ratio of no less than 2.5 to 1.0 for the previous four consecutive quarters. The leverage ratio is scheduled to decline to 4.5 to 1.0 on June 30, 2024. As of March 31, 2023, we were in compliance with the financial covenants under the Credit Facilities.
Under specified circumstances, including non-compliance with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, we may not be able to borrow under the Revolving Credit Facility. Additionally, violation of the covenants would result in an event of default under the Credit Facilities. A default that occurs, and is not cured within any applicable cure period or is not waived, would permit lenders to accelerate the maturity of the debt under the Credit Facilities and to foreclose upon any collateral securing the debt. As of March 31, 2023, we were in compliance with the financial covenants under the Credit Facilities.
Our forecasts for results through June 30, 2024 indicate we will continue to be in compliance with those financial covenants through that date. We cannot guarantee we will be in compliance with our financial covenants for each reporting period through June 30, 2024. If we were unable to draw on the Revolving Credit Facility, we expect to continue to have sufficient cash resources to support our existing debt service payments and all other financial obligations. We continually evaluate our expected compliance with the covenants described above and take all appropriate steps to proactively renegotiate such covenants when appropriate.
On June 30, 2022, we drew the full $400.0 million of the Term Loan A Facility and $170.0 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. As of March 31, 2023, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had interest rate of 6.7%. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements.
On October 20, 2022, we entered into an interest rate swap. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%.
For additional information regarding our debt and interest rate swap, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements and Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$29.6	$41.4
Net cash used in investing activities	(3.2)	(1.4)
Net cash used in financing activities	(14.0)	(26.8)
Increase in cash, cash equivalents, and restricted cash	$12.4	$13.2
Operating activities. The decrease in Net cash provided by operating activities during the three months ended March 31, 2023 as compared to 2022 primarily resulted from a decrease in Net income partially offset by the timing of payroll.
Investing activities. The increase in Net cash used in investing activities during the three months ended March 31, 2023 as compared to 2022 primarily resulted from the Specialty Home Health Care, Inc. acquisition in February 2023.
Financing activities. The decrease in Net cash used in financing activities during the three months ended March 31, 2023 compared to 2022 primarily resulted from net distributions to Encompass of $32.3 million during the three months ended March 31, 2022. There were no such net distributions to Encompass during the three months ended March 31, 2023.

Contractual Obligations
Our consolidated contractual obligations as of March 31, 2023 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations	$383.1	$20.0	$363.1
Revolving credit facility	185.0	—	185.0
Interest on long-term debt (a)	157.2	39.2	118.0
Finance lease obligations(b)	4.5	2.8	1.7
Operating lease obligations(c)	57.3	14.2	43.1
Purchase obligations(d)	8.0	5.6	2.4
Total	$795.1	$81.8	$713.3
(a)Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2023.
(b)We lease automobiles for our clinicians under finance leases. Amounts include interest portion of future minimum finance lease payments.
(c)Our home health and hospice segments lease: (1) relatively small office spaces in the localities they serve, (2) space for their corporate office, and (3) equipment in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 6, Leases, to the consolidated financial statements included in the Form 10-K.
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
Our capital expenditures include costs associated with capital projects, technology initiatives, and equipment upgrades and purchases. During the three months ended March 31, 2023, we made capital expenditures of $0.6 million for property and equipment and capitalized software. During 2023, we expect to spend approximately $5 million to $10 million for capital expenditures. Actual amounts spent will be dependent upon the timing of projects and acquisition opportunities.
Critical Accounting Estimates
There have been no changes to our critical accounting estimates from those set forth in the Form 10‑K.
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2023, our primary variable rate debt outstanding related to $185.0 million in advances under our Revolving Credit Facility and $385.0 million under our Term Loan A Facility. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of $3.7 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $3.7 million over the next 12 months. On October 20, 2022, we entered into an interest rate swap. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. The impact of increases and decreases in interest rates on our cash flow discussed above includes the impact of the interest rate swap.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting as described below under “Material Weaknesses in Internal Control over Financial Reporting.”
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously described in our Form 10-K for the year ended December 31, 2022, management identified two material weaknesses in our internal control over financial reporting that continue to exist as of March 31, 2023. We did not design and maintain effective controls to (i) monitor and review the estimated recoverability of accounts receivable, including the impact of changes to our third-party payor mix and (ii) identify potential goodwill impairment triggering events, including the impact of changes to our third-party payor mix.
We are in the process of enhancing the design of our controls in the following areas: (i) monitoring and reviewing the estimated recoverability of accounts receivable, including the impact of changes to our third-party payor mix and (ii) identifying potential goodwill impairment triggering events, including the impact of changes to our third-party payor mix. We continue to evaluate the design of these controls. The material weaknesses cannot be considered remediated until the applicable remedial controls have been designed and implemented and have operated for a period of time sufficient for management to conclude, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There have been no material changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additionally, the False Claims Act (the “FCA”) allows private citizens, called “relators,” to institute civil proceedings on behalf of the United States alleging violations of the FCA. These lawsuits, also known as “qui tam” actions, are common in the healthcare industry and can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to the relators who successfully prosecute or bring these suits to the government. It is possible that qui tam lawsuits have been filed against us, which suits remain under seal, or that we are unaware of such filings or precluded by existing law or court order from discussing or disclosing the filing of such suits. Therefore, from time to time, we may be party to one or more undisclosed qui tam cases brought pursuant to the FCA.
Item 1A. Risk Factors
Except for the updates, set forth below, there have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, in the Form 10-K.
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
•place us at a competitive disadvantage compared with competing providers that have less debt; and
•expose us to risks inherent in interest rate fluctuations, which could result in higher interest expense, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Changes in our business or other factors could prevent us from satisfying our obligations under our Credit Agreement or other future debt instruments. If we are unable to generate sufficient cash flow from operations to service our debt and any other cash payment obligations, we may have to refinance all or a portion of our debt, obtain additional financing, reduce expenditures, or sell assets we deem necessary to our business. We cannot assure that these measures would be possible or any additional financing could be obtained.
In addition, the various restrictive covenants in our credit agreements could also adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. Further, we are required to maintain certain financial tests and ratios under the credit agreement. If we default on such financial tests and ratios, we will be required to negotiate a waiver or amendment of the applicable covenant. There can be no assurance we will be able to obtain such waiver or amendment on commercial terms, or at all. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests and ratios in the credit agreement.
Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default that occurs, and is not cured within any applicable cure period or is not waived, would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. For additional discussion of our indebtedness, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements.
Consolidation in the healthcare industry and the actions of activist shareholders could materially affect our business, financial position, results of operations and cash flows and our ability to operate as an independent entity.
The healthcare industry faces strong competition and consistent pressure to grow revenues while containing escalating costs. In recent periods, these aspects of our industry have caused some consolidation. We could become an acquisition target, which could disrupt our business or impact our ability to operate as an independent entity. Even the announcement that we were an acquisition target could materially impact our business, financial position, results of operations and cash flows.
Additionally, our business could be negatively affected by the actions of activist shareholders, including without limitation by causing increased volatility in our share price. We value constructive input from investors and regularly engage in dialogue with our shareholders. But responding to actions by activist shareholders can be costly and time-consuming and divert management’s attention from operations. Activist shareholder activity can create uncertainties as to our future direction and could lead to the perception of a change in the direction of our business or other instability. In such a case, our competitors or other activist shareholders could exploit these uncertainties and perceptions, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.1	Amended and Restated Certificate of Incorporation of Enhabit, Inc. (incorporated by reference to Exhibit 3.1.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.2	Amended and Restated Bylaws of Enhabit, Inc. (incorporated by reference to Exhibit 3.2 to Enhabit, Inc.’s Quarterly Report on Form 10-Q for three months ended September 30, 2022).

10.1*
Enhabit, Inc. Executive Severance Plan (Amended and Restated as of February 22, 2023) (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on February 28, 2023).

10.2*
Enhabit, Inc. Executive Change in Control Benefits Plan (Amended and Restated as of February 22, 2023) (incorporated by reference to Exhibit 10.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on February 28, 2023).

10.3
Cooperation Agreement, dated March 30, 2023, by and among Enhabit, Inc., Cruiser Capital Master Fund LP, Cruiser Capital Advisors, LLC, and Harbour Point Capital Management LP (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on March 30, 2023).

31.1†	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

The exhibits marked with the cross symbol (†) are submitted electronically, herewith. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Crissy B. Carlisle
Crissy B. Carlisle
Chief Financial Officer

Date:	May 11, 2023