Form 10-Q
period 2023-06-30
Enhabit, Inc.
filed 2023-08-14
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 50,101,935 shares of common stock as of August 8, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, our ability to execute on our strategic plans, regulatory and other developments impacting the markets for our services, changes in reimbursement rates, general economic conditions, our ability to attract and retain key management personnel and healthcare professionals, potential disruptions or breaches of our or our vendors’ information systems, the outcome of litigation, our ability to successfully complete and integrate de novo developments, acquisitions, investments, and joint ventures, and our ability to control costs, particularly labor and employee benefit costs. Our Annual Report on Form 10-K for the year ended December 31, 2022 dated April 14, 2023, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 dated May 11, 2023, which can be found on the Company’s website at http://investors.ehab.com, discuss other risks and factors that could cause actual results to differ materially from those expressed or implied by any forward-looking statement in this report.

ii

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Millions, Except Per Share Data)
Net service revenue	$262.3	$268.0	$527.4	$542.3
Cost of service, excluding depreciation and amortization	135.5	130.3	268.1	260.0
General and administrative expenses	107.8	102.2	218.3	202.9
Depreciation and amortization	7.7	8.2	15.5	16.7
Impairment of goodwill	85.8	—	85.8	—
Operating income	(74.5)	27.3	(60.3)	62.7
Interest expense and amortization of debt discounts and fees	10.3	0.1	19.8	0.1
Other income	(0.1)	—	(0.1)	—
(Loss) income before income taxes and noncontrolling interests	(84.7)	27.2	(80.0)	62.6
Income tax (benefit) expense	(10.6)	6.4	(9.1)	15.1
Net (loss) income	(74.1)	20.8	(70.9)	47.5
Less: Net income attributable to noncontrolling interests	0.3	0.7	0.8	1.3
Net (loss) income attributable to Enhabit, Inc.	$(74.4)	$20.1	$(71.7)	$46.2

Weighted average common shares outstanding:
Basic	49.8	49.6	49.8	49.6
Diluted	49.8	49.6	49.8	49.6

(Loss) earnings per common share:
Basic (loss) earnings per share attributable to Enhabit, Inc. common stockholders	$(1.49)	$0.41	$(1.44)	$0.93
Diluted (loss) earnings per share attributable to Enhabit, Inc. common stockholders	$(1.49)	$0.41	$(1.44)	$0.93
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Millions)
Net (loss) income including noncontrolling interest	$(74.1)	$20.8	$(70.9)	$47.5
Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax of $0.9, $—, $0.5, and $—, respectively	2.7	—	1.6	—
Total other comprehensive income	2.7	—	1.6	—
Comprehensive (loss) income including noncontrolling interest	(71.4)	20.8	(69.3)	47.5
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.7	0.8	1.3
Comprehensive (loss) income attributable to Enhabit, Inc.	$(71.7)	$20.1	$(70.1)	$46.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$34.4	$22.9
Restricted cash	2.1	4.3
Accounts receivable	147.6	149.6
Income tax receivable	3.9	11.4
Prepaid expenses and other current assets	11.6	23.6
Total current assets	199.6	211.8
Property and equipment, net	18.5	20.4
Operating lease right-of-use assets	49.3	42.0
Goodwill	1,061.7	1,144.8
Intangible assets, net	91.2	102.6
Other long-term assets	5.9	5.2
Total assets(1)	$1,426.2	$1,526.8

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.5	$23.1
Current operating lease liabilities	11.7	14.0
Accounts payable	5.4	3.8
Accrued payroll	32.8	35.5
Refunds due patients and other third-party payors	7.1	8.3
Accrued medical insurance	8.2	7.5
Other current liabilities	35.8	40.7
Total current liabilities	123.5	132.9
Long-term debt, net of current portion	539.3	560.0
Long-term operating lease liabilities	37.5	28.1
Deferred income tax liabilities	18.1	28.6
Other long-term liabilities	0.6	1.9
	719.0	751.5
Commitments and contingencies
Redeemable noncontrolling interests	5.1	5.2
Stockholders’ equity:
Enhabit, Inc. stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 50,171,076 as of June 30, 2023 and 50,099,716 as of December 31, 2022	0.5	0.5
Capital in excess of par value	411.0	406.9
Accumulated other comprehensive income	0.9	(0.7)
Retained earnings	263.3	335.0
Treasury stock at cost, 71,259 and — shares, respectively	(0.5)	—
Total Enhabit, Inc. stockholders’ equity	675.2	741.7
Noncontrolling interests	26.9	28.4
Total stockholders’ equity	702.1	770.1
Total liabilities(1) and stockholders’ equity	$1,426.2	$1,526.8
(1)Our consolidated assets as of June 30, 2023 and December 31, 2022 include total assets of variable interest entities of $18.5 million and $20.6 million, respectively, that cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2023 and December 31, 2022 include total liabilities of the variable interest entities of $1.4 million and $0.5 million, respectively. See Note 2, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2023
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at March 31, 2023	50.1	$0.5	$408.4	$(1.8)	$337.7	0.1	$(0.5)	$26.6	$770.9
Net loss	—	—	—	—	(74.4)	—	—	0.3	(74.1)
Other comprehensive income, net of tax	—	—	—	2.7	—	—	—	—	2.7
Stock-based compensation expense	—	—	2.6	—	—	—	—	—	2.6
Balance at June 30, 2023	50.1	$0.5	$411.0	$0.9	$263.3	0.1	$(0.5)	$26.9	$702.1

	Three Months Ended June 30, 2022
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at March 31, 2022	49.6	$0.5	$1,066.0	$—	$401.5	—	$—	$27.9	$1,495.9
Net income	—	—	—	—	20.1	—	—	0.7	20.8
Capital contributions	—	—	37.5	—	—	—	—	—	37.5
Capital distributions	—	—	(703.3)	—	—	—	—	—	(703.3)
Distributions declared	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2022	49.6	$0.5	$400.2	$—	$421.6	—	$—	$28.4	$850.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2023
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2022	50.1	$0.5	$406.9	$(0.7)	$335.0	—	$—	$28.4	$770.1
Net loss	—	—	—	—	(71.7)	—	—	0.8	(70.9)
Other comprehensive income, net of tax	—	—	—	1.6	—	—	—	—	1.6
Distributions declared	—	—	—	—	—	—	—	(2.3)	(2.3)
Stock-based compensation expense	—	—	4.1	—	—	—	—	—	4.1
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	—	—	—	—	—	0.1	(0.5)	—	(0.5)
Balance at June 30, 2023	50.1	$0.5	$411.0	$0.9	$263.3	0.1	$(0.5)	$26.9	$702.1

	Six Months Ended June 30, 2022
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2021	49.6	$0.5	$1,094.1	$—	$375.4	—	$—	$8.3	$1,478.3
Net income	—	—	—	—	46.2	—	—	1.3	47.5
Capital contributions	—	—	62.3	—	—	—	—	—	62.3
Capital distributions	—	—	(759.1)	—	—	—	—	—	(759.1)
Distributions declared	—	—	—	—	—	—	—	(0.6)	(0.6)
Saint Alphonsus acquisition	—	—	—	—	—	—	—	15.9	15.9
Contributions from noncontrolling interests of consolidated affiliates	—	—	2.9	—	—	—	—	3.5	6.4
Balance at June 30, 2022	49.6	$0.5	$400.2	$—	$421.6	—	$—	$28.4	$850.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In Millions)
Cash flows from operating activities:
Net (loss) income	$(70.9)	$47.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Depreciation and amortization	15.5	16.7
Amortization of debt related costs	0.5	—
Impairment of goodwill	85.8	—
Stock-based compensation	4.1	2.5
Deferred tax benefit	(11.0)	(1.4)
Other, net	0.9	(0.6)
Changes in assets and liabilities, net of acquisitions—
Accounts receivable	1.9	13.4
Prepaid expenses and other assets	19.2	(2.7)
Accounts payable	1.5	(0.8)
Accrued payroll	(2.6)	6.2
Other liabilities	(5.7)	(5.8)
Net cash provided by operating activities	39.2	75.0
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2.8)	—
Purchases of property and equipment	(1.7)	(4.5)
Other, net	0.5	1.0
Net cash used in investing activities	(4.0)	(3.5)
Cash flows from financing activities:
Principal borrowings on term loan	—	400.0
Principal payments on term loan	(10.0)	—
Principal payments on debt	—	(0.4)
Borrowings on revolving credit facility	—	170.0
Payments on revolving credit facility	(10.0)	—
Principal payments under finance lease obligations	(1.8)	(2.6)
Debt issuance costs	(1.1)	(4.4)
Distributions paid to noncontrolling interests of consolidated affiliates	(2.5)	(0.7)
Contributions from Encompass	—	59.8
Distributions to Encompass	—	(654.9)
Contributions from noncontrolling interests of consolidated affiliates	—	7.4
Other	(0.5)	—
Net cash used in financing activities	(25.9)	(25.8)
Increase in cash, cash equivalents, and restricted cash	9.3	45.7
Cash, cash equivalents, and restricted cash at beginning of year	27.2	8.0
Cash, cash equivalents, and restricted cash at end of period	$36.5	$53.7
Supplemental cash flow information:
Cash received for income taxes, net	5.4	—
Cash paid for interest	(17.9)	—
Supplemental schedule of noncash activities:
Property and equipment additions through finance leases	0.5	2.3
Operating lease additions	15.2	3.3
Trade name transfer to Encompass (including deferred tax liability)	—	(104.2)
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
The Separation was completed pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”) and other agreements with Encompass related to the Separation, including, but not limited to, a tax matters agreement (the “Tax Matters Agreement”), an employee matters agreement (the “Employee Matters Agreement”), and a transition services agreement (the “Transition Services Agreement” or “TSA”). Following the Separation, certain functions continue to be provided by Encompass under the TSA or are being performed using the Company’s own resources or third‑party providers. The Company incurred certain costs in its establishment as an independent, publicly traded company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
In anticipation of the Distribution, we transferred the “Encompass” trade name with a book value of $135.2 million and the related deferred tax liabilities with a book value of $31.0 million to Encompass as they will continue to operate under the Encompass brand.
All June 30, 2022 share and earnings per share information has been retroactively adjusted for all periods presented to reflect the Distribution.
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
Prior to July 1, 2022, we existed and functioned as part of the consolidated business of Encompass. The results related to the three and six months ended June 30, 2022 included within the accompanying unaudited condensed consolidated financial statements have been derived from the unaudited condensed consolidated financial statements and accounting records of Encompass as if the Company had operated on a stand-alone basis during the periods presented and were prepared utilizing the legal entity approach, in accordance with GAAP, and pursuant to the rules and regulations of the SEC. Prior to July 1, 2022, the Company was reported as a single reportable segment within Encompass’s reportable segments and did not operate as a stand-alone company. Accordingly, Encompass historically reported the financial position and the related results of operations, cash flows and changes in equity of the Company as a component of Encompass’s unaudited condensed consolidated financial statements.
The unaudited condensed consolidated financial statements include an allocation of expenses related to certain Encompass corporate functions as discussed in Note 10, Related Party Transactions, for periods prior to July 1, 2022. The unaudited condensed consolidated financial statements also include revenues and expenses directly attributable to the Company and assets and liabilities specifically attributable to the Company. Encompass’s third-party debt and related interest expense have not been attributed to the Company because the Company was not the primary legal obligor of the debt and the borrowings were not specifically identifiable to the Company. However, subsequent to April 23, 2020, the Company was a guarantor for Encompass’s credit agreement and senior debt. In connection with the Distribution, the Company was released from its guarantee of Encompass’s indebtedness. The Company maintains its own cash management system and did not participate in a centralized cash management arrangement with Encompass.
The income tax amounts in these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 have been calculated based on a separate return methodology and are presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate. In addition to various separate state and local income tax filings, we joined with Encompass in various U.S. federal, state and local consolidated income tax filings prior to the Separation. See Note 6, Income Taxes, for information related to our Tax Sharing Agreement with Encompass.
The unaudited condensed consolidated financial statements include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries, majority-owned subsidiaries over which we exercise control, and, when applicable, entities in which we have a controlling financial interest.
We use the equity method to account for our investments in entities we do not control, but for which we have the ability to exercise significant influence over operating and financial policies. Consolidated Net (loss) income attributable to Enhabit, Inc. includes our share of the net earnings of these entities.
We eliminate all intercompany accounts and transactions within the Company from our financial results. Transactions between the Company and Encompass have been included in these unaudited condensed consolidated financial statements. The transfers with Encompass that were not settled in cash are reflected in stockholders’ equity on the condensed consolidated balance sheets and within Capital in Excess of Par Value on the condensed consolidated statements of stockholders’ equity. Within the condensed consolidated statements of cash flows, these transfers were treated as an operating, financing or noncash activity determined by the nature of the transaction. For the three and six months ended June 30, 2022, transactions between the Company and Encompass were considered related party transactions. Refer to Note 10, Related Party Transactions, for more information.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net Service Revenue—
Our Net service revenue disaggregated by payor source and segment are as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Medicare	$139.4	$164.0	$46.2	$46.2	$185.6	$210.2
Medicare Advantage	53.3	36.9	—	—	53.3	36.9
Managed care	18.1	16.6	2.0	1.4	20.1	18.0
Medicaid	2.9	2.6	0.2	0.2	3.1	2.8
Other	0.1	0.1	0.1	—	0.2	0.1
Total	$213.8	$220.2	$48.5	$47.8	$262.3	$268.0

	Home Health		Hospice		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Medicare	$285.5	$333.3	$93.8	$94.1	$379.3	$427.4
Medicare Advantage	102.6	71.4	—	—	102.6	71.4
Managed care	35.4	34.4	3.9	2.5	39.3	36.9
Medicaid	5.8	5.7	—	0.6	5.8	6.3
Other	0.4	0.3	—	—	0.4	0.3
Total	$429.7	$445.1	$97.7	$97.2	$527.4	$542.3
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following tables reconcile the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the consolidated statements of income (in millions):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$5.2	$5.0
Net income attributable to redeemable noncontrolling interests	0.1	0.2
Distributions to redeemable noncontrolling interests	(0.2)	—
Balance at end of period	$5.1	$5.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to nonredeemable noncontrolling interests	$0.3	$0.7	$0.7	$1.1
Net income attributable to redeemable noncontrolling interests	—	—	0.1	0.2
Net income attributable to noncontrolling interests	$0.3	$0.7	$0.8	$1.3
(Loss) Earnings Per Common Share—
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding:
Basic	49.8	49.6	49.8	49.6
Diluted	49.8	49.6	49.8	49.6
A total of 0.3 million options to purchase Enhabit’s shares and 1.4 million shares of restricted stock awards, performance units and restricted stock units were excluded from the diluted weighted average common shares outstanding for the three and six months ended June 30, 2023 because their effects were anti-dilutive. There were no dilutive or anti-dilutive shares for the three and six months ended June 30, 2022. See Note 10, Stock-Based Payments, to the consolidated financial statements included in the Form 10-K for additional information.
Recent Accounting Pronouncements—
We do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.
2.Variable Interest Entities (“VIEs”):
As of June 30, 2023 and December 31, 2022, we consolidated two limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities are 60% and 90% as of June 30, 2023. Through partnership and management agreements with or governing these entities, we manage these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of the VIEs and an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit us from using the assets of the VIEs to satisfy the obligations of other entities.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	June 30, 2023	December 31, 2022
Assets
Current assets:
Restricted cash	$1.7	$4.0
Accounts receivable	2.6	2.9
Other current assets	0.6	—
Total current assets	4.9	6.9
Operating lease right-of-use assets	0.2	0.2
Goodwill	12.4	12.4
Intangible assets, net	1.0	1.1
Total assets	$18.5	$20.6
Liabilities
Current liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.1	0.2
Other current liabilities	1.1	0.1
Total current liabilities	1.3	0.4
Long-term operating lease liabilities	0.1	—
Other long-term liabilities	—	0.1
Total liabilities	$1.4	$0.5
3.Goodwill and Other Intangible Assets:
We are required to test our goodwill for impairment at least annually, as of October 1, absent any triggering events that would accelerate an impairment assessment.
During the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified potential impairment triggering events in the fourth quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included lower than expected fourth quarter operating results, a change in our acquisition strategy and declining collections, which we believe is in part a result of the growing shift in our third‑party payor mix, and specifically, an increase in Medicare Advantage payors. During the three months ended June 30, 2023, we identified potential impairment triggering events in the quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included our performance against the 2023 forecast, a decrease in our share price and market capitalization, and the release of the 2024 proposed rule for home health on June 30, 2023, which included a net negative home health payment update. We estimated the fair value of our reporting units using both the income approach and market approach. The assumptions used in the income approach incorporate a number of significant estimates and judgments, including revenue growth rates, timing of acquisitions and de novo openings, forecasted operating margins, and the weighted-average cost of capital. The market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation and amortization, from other businesses that are similar to each reporting unit and implied control premiums. While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in current general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, rising interest rates and labor costs and delays in our ability to complete acquisitions and de novo openings, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Based on the quantitative analysis in the fourth quarter of 2022, we recorded an impairment charge of $109.0 million in the three months ended December 31, 2022 to reflect a decrease in the carrying value of our home health reporting unit. As of December 31, 2022, the fair value of our hospice reporting unit exceeded its carrying value by less than 15%. As of December 31, 2022, the hospice reporting unit had an allocated goodwill balance of $303.6 million.
Based on the quantitative analysis in the second quarter of 2023, we recorded an impairment charge of $85.8 million for the three months ended June 30, 2023 to reflect a decrease in the carrying value of our hospice reporting unit. As of June 30, 2023, the hospice reporting unit had an allocated goodwill balance of $217.8 million. As of June 30, 2023, the home health reporting unit had an allocated goodwill balance of $843.9 million.
The cumulative impairments to our goodwill totaled $109.0 million as of December 31, 2022 and $194.8 million as of June 30, 2023.
4.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2023	December 31, 2022
Credit Agreement—
Advances under revolving credit facility	$180.0	$190.0
Term loan A facility	377.8	387.9
Finance lease obligations	4.0	5.2
	561.8	583.1
Less current portion	(22.5)	(23.1)
Long-term debt, net of current portion	$539.3	$560.0
The following table shows scheduled principal payments due on long-term debt for the next five years (in millions):

Amount
July 1 through December 31, 2023	$11.4
2024	21.8
2025	20.7
2026	20.1
2027	490.0
Gross maturities	564.0
Less unamortized debt issuance costs	(2.2)
Total	$561.8
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
On June 30, 2022, we drew the full $400.0 million of the Term Loan A Facility and $170.0 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. As of June 30, 2023, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

interest rate of 7.2%. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.
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
Prior to June 27, 2023, the Credit Facilities obligated us to maintain a maximum total net leverage ratio of no more than 4.75 to 1.0 and a minimum interest coverage ratio of no less than 2.5 to 1.0 for the previous four consecutive quarters. Prior to June 27, 2023, the maximum total net leverage ratio was scheduled to decline to 4.5 to 1.0 on June 30, 2024.
On June 27, 2023, we amended the Credit Facilities to provide for, among other things, (i) a new tier to the pricing grid for interest rate margins when the total net leverage ratio exceeds 4.50 to 1.00; (ii) changes to the conditions concerning the Company’s total net leverage ratio that must be met for the Company to borrow incremental ratio-based amounts; (iii) an increase in the maximum permitted total net leverage ratio to 5.25 to 1.00 for the quarters ending June 30, 2023, September 30, 2023, and December 31, 2023, stepping down to 5.00 to 1.00 for the quarter ending March 31, 2024, 4.75 to 1.00 for the quarter ending June 30, 2024, and 4.50 to 1.00 for the quarter ending September 30, 2024 and thereafter; and (iv) modifications to the Company’s ability to declare and make certain restricted payments.
Under specified circumstances, including non-compliance with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, we may not be able to borrow under the Revolving Credit Facility. Additionally, violation of the covenants would result in an event of default under the Credit Facilities. A default that occurs, and is not cured within any applicable cure period or is not waived, would permit lenders to accelerate the maturity of the debt under the Credit Facilities and to foreclose upon any collateral securing the debt. As of June 30, 2023, we were in compliance with the financial covenants under the Credit Facilities.
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
The carrying amounts and estimated fair values of our long-term debt are presented in the following table (in millions):

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$180.0	$180.0	$190.0	$190.0
Term loan A facility	377.8	355.5	387.9	356.6
Finance lease obligations	4.0	4.0	5.2	5.2

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements, to the consolidated financial statements included in the Form 10-K.
5.Leases:
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
The components of lease costs are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost:
General and administrative expenses	$5.0	$4.9	$10.1	$9.9
Finance lease cost:
Amortization of right-of-use assets	0.7	0.9	1.5	1.9
Interest on lease liabilities	—	0.1	0.1	0.1
Total finance lease cost	0.7	1.0	1.6	2.0
Total lease cost	$5.7	$5.9	$11.7	$11.9
Supplemental consolidated balance sheet information related to leases is as follows (in millions):

	Classification	As of June 30, 2023	As of December 31, 2022
Assets
Operating lease	Operating lease right-of-use assets	$49.3	$42.0
Finance lease(1)	Property and equipment, net	8.7	10.1
Total lease assets		$58.0	$52.1

Liabilities
Current Liabilities:
Operating lease	Current portion of operating lease liabilities	$11.7	$14.0
Finance lease	Current portion of long-term debt	2.5	3.1
Noncurrent liabilities
Operating lease	Long-term operating lease liabilities, net of current portion	37.5	28.1
Finance lease	Long-term debt, net of current portion	1.5	2.1
Total lease liabilities		$53.2	$47.3
(1)    Finance lease assets are recorded net of accumulated amortization of $20.6 million and $21.3 million as of June 30, 2023 and December 31, 2022, respectively.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of June 30,
	2023	2022
Weighted Average Remaining Lease Term
Operating lease	5.9 years	3.5 years
Finance lease	1.8 years	1.9 years
Weighted Average Discount Rate
Operating lease	6.3%	4.0%
Finance lease	3.4%	2.4%
Maturities of lease liabilities as of June 30, 2023 are as follows (in millions):

	Operating Leases	Finance Leases
July 1 through December 31, 2023	$6.2	$1.4
2024	9.4	1.8
2025	11.8	0.7
2026	9.0	0.1
2027	6.5	0.1
2028	4.0	—
2029 and thereafter	14.7	—
Total lease payments	61.6	4.1
Less: Interest portion	(12.4)	(0.1)
Total lease liabilities	$49.2	$4.0
Supplemental cash flow information related to our leases is as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.0	$8.6
Financing cash flows from finance leases	1.8	2.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15.2	$3.3
Finance leases	0.5	2.3
In July 2023, we amended the lease on our corporate headquarters office space to include additional square footage. The minimum lease payment obligations due under the amended lease are $23.8 million. We are still evaluating the terms of the lease and are assessing the financial impact of the renewed lease agreement.
6.Income Taxes:
Our effective income tax benefit rate for the three and six months ended June 30, 2023 were 12.5% and 11.4%. Our effective income tax rate for the three and six months ended June 30, 2022 were 23.5% and 24.1%. The reduction of the tax rates was primarily the result of a goodwill impairment charge, a significant portion of which was a permanent book-tax difference.
Prior to July 1, 2022, the Company joined Encompass in the filing of various consolidated federal, state and local income tax returns and was a party to an income tax allocation agreement (the “Tax Sharing Agreement”). Under the Tax

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries until the second anniversary of the Distribution (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the Distribution and certain related transactions. The Tax Matters Agreement provides special rules that allocate tax liabilities in the event the Distribution or certain related transactions are not tax-free. In general, under the Tax Matters Agreement, each party is responsible for any taxes imposed on Encompass or the Company that arise from the failure of the Distribution or certain related transactions to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant covenants made by that party in the Tax Matters Agreement.
7.Derivative Instruments:
In October 2022, we entered into an interest rate swap agreement with a notional value of $200.0 million with a maturity of October 20, 2025. See Note 4, Long-Term Debt.
The activities of the cash flow hedge included in accumulated other comprehensive income for the three and six months ended June 30, 2023 are presented in the following table (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$(1.8)	$—	$(0.7)	$—
Unrealized gain recognized in other comprehensive income, net of tax	3.0	—	1.9	—
Reclassified to interest expense, net of tax	(0.3)	—	(0.3)	—
Balance at end of period	$0.9	$—	$0.9	$—
The fair value of derivative assets and liabilities within the consolidated balance sheets are presented in the following table (in millions):

	June 30, 2023	December 31, 2022
Prepaid and other current assets	$1.8	$1.0
Other long-term liabilities	(0.6)	(2.0)
Total	$1.2	$(1.0)
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
The condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022 include $0.2 million and $8.8 million, respectively, in Other current liabilities and Other current assets for claims made against the Company that are probable of loss and reasonably estimable and recoverable based on the Company’s insurance policies.
9.Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by the Company. We manage our operations using two operating segments that are also our reportable segments: (1) home health and (2) hospice. These reportable operating segments are consistent with information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Home Health - Our home health operations represent the nation’s fourth largest provider of Medicare-certified skilled home health services, measured by 2020 Medicare revenues. As of June 30, 2023, we operated 255 home health locations in 34 states, with a concentration in the southern half of the United States. We are the sole owner of 244 of these locations. We retain 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K for a definition of episodic and non-episodic revenue.
•Hospice - Our hospice operations represent the nation’s twelfth largest provider of Medicare-certified hospice services, measured by 2020 Medicare revenues. As of June 30, 2023, we operated 108 hospice locations in 23 states, with a concentration in the southern half of the United States. We are the sole owner of 104 of these locations. We retain 50.0% to 90.0% ownership in the remaining four jointly owned locations. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accounting policies of our reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K. All revenues for our services are generated through external customers. See Note 1, Summary of Significant Accounting Policies—Net Service Revenue, for the disaggregation of our revenues. No corporate overhead is allocated to either of our reportable segments. Our Chief Executive Officer evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”). Segment assets are not reviewed by our Chief Executive Officer and therefore are not disclosed below.
Selected financial information for our reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Net service revenue	$213.8	$220.2	$48.5	$47.8
Cost of service, excluding depreciation and amortization	111.4	108.8	24.1	21.5
General and administrative expenses	59.4	57.8	16.1	15.5
Other income	(0.1)	—	—	—
Noncontrolling interests	0.3	0.6	—	0.1
Segment Adjusted EBITDA	$42.8	$53.0	$8.3	$10.7

	Home Health		Hospice
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net service revenue	$429.7	$445.1	$97.7	$97.2
Cost of service, excluding depreciation and amortization	219.5	216.8	48.6	43.2
General and administrative expenses	122.3	116.5	32.4	30.4
Other income	(0.1)	—	—	—
Noncontrolling interests	0.8	1.1	—	0.2
Segment Adjusted EBITDA	$87.2	$110.7	$16.7	$23.4
Segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Segment Adjusted EBITDA	$51.1	$63.7	$103.9	$134.1
Non-segment general and administrative expenses	(29.7)	(27.7)	(59.5)	(53.5)
Depreciation and amortization	(7.7)	(8.2)	(15.5)	(16.7)
Impairment of goodwill	(85.8)	—	(85.8)	—
Interest expense and amortization of debt discounts and fees	(10.3)	(0.1)	(19.8)	(0.1)
Net income attributable to noncontrolling interests	0.3	0.7	0.8	1.3
Stock-based compensation expense	(2.6)	(1.2)	(4.1)	(2.5)
(Loss) income before income taxes and noncontrolling interests	$(84.7)	$27.2	$(80.0)	$62.6

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Home Health:
Episodic	$165.5	$186.3	$335.7	$378.0
Non-episodic	45.7	31.2	88.6	61.6
Other	2.6	2.7	5.4	5.5
Total home health	213.8	220.2	429.7	445.1
Hospice	48.5	47.8	97.7	97.2
Total net service revenue	$262.3	$268.0	$527.4	$542.3
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
Allocation of Corporate Expenses
Encompass provided the Company with certain services, including, but not limited to, executive oversight, treasury, legal, accounting, human resources, tax, internal audit, financial reporting, information technology and investor relations. Some of these services continue to be provided by Encompass to the Company on a temporary basis under the Transition Services Agreement. Our unaudited condensed consolidated financial statements through June 30, 2022 include an allocation of these costs for the periods prior to July 1, 2022. When specific identification is not practicable, a proportional cost method is used, primarily based on revenue and headcount. These cost allocations reasonably reflect these services and the benefits derived for the periods presented. These allocations may not be indicative of the actual expenses that would have been incurred as an independent, publicly traded company. In addition, the Company’s employees have historically participated in Encompass’s various stock-based plans.
The allocations of services from Encompass to the Company of $4.1 and $7.7 million, including $1.2 and $2.5 million of stock-based compensation expense paid to employees of Encompass, were recorded in General and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively.
For information related to our Tax Sharing Agreement with Encompass, see Note 6, Income Taxes.
Data Analytics Investment
During 2019, we made a $2.0 million investment in Medalogix, LLC, a healthcare predictive data and analytics company (“Medalogix”); this investment is accounted for under the measurement alternative for investments. During the three and six months ended June 30, 2023 and 2022, we incurred costs of approximately $1.3 million and $0.7 million, and $2.4 million and $2.3 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of service, excluding depreciation and amortization and General and administrative expenses in the condensed consolidated statements of income.

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
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. Over that time, we have grown to become the fourth largest provider of home health services and a leading provider of hospice services nationally, measured by 2020 Medicare revenues. As of June 30, 2023, our footprint comprised 255 home health locations and 108 hospice locations across 34 states.
Our operations are principally managed on a services basis and include two operating segments for financial reporting purposes: (1) home health and (2) hospice. For additional information about our business and reportable segments, see Item 1, “Business” and Item 1A, “Risk Factors” in the Annual Report on Form 10-K (the “Form 10-K”) and Note 9, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements, and “—Segment Results of Operations” section of this item.
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Pricing
Generally, the pricing we receive for our services is based on reimbursement rates from payors. Because we derive a substantial portion of our Net service revenue from the Medicare program, which are generally episodic admissions, our results of operations are heavily impacted by changes in Medicare reimbursement rates.
Medicare reimbursement rates are subject to change annually, with the potential for more sweeping changes from time to time as a result of Congressional or state legislation. See Item 1, “Business” and Item 1A, “Risk Factors,” and “—Segment Results of Operations” in the Form 10-K, as well as Note 9, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements.
We are also impacted by the reimbursement rates of non-Medicare payors, and in particular, Medicare Advantage plans, which are generally non-episodic admissions. Medicare Advantage and managed care payors generally pay less than Medicare fee-for-service, and bad debt associated with these payors tends to be higher, as patients typically retain more payment responsibility under those arrangements. Our payor innovation initiatives focus on improving rates with our current regional and national third-party payors (which are primarily Medicare Advantage networks) and growing our Medicare Advantage network at more favorable payment rates than we have currently. See “—Segment Results of Operations” for tables identifying the sources and relative payor mix of our revenues for our home health and hospice segments.
Sequestration resumed as of April 1, 2022 and resulted in a 1% payment reduction through June 30, 2022. Thereafter, the full 2% Medicare payment reduction resumed. Additional Medicare payment reductions are also possible under the statutory pay as you go (“PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a five-or ten-year period. If the Office of Management and Budget (“OMB”) finds there is a deficit, Statutory PAYGO requires the OMB to order sequestration of Medicare. During the second session of the 117th Congress, the Statutory PAYGO cuts required in 2023 and 2024 were delayed until 2025.
On July 28, 2023, the Centers for Medicare and Medicaid Services (“CMS”) issued its final rule for hospice payments for fiscal year 2024 (the “2024 Hospice Final Rule”). Effective October 1, 2023, CMS will implement a 3.1% net increase to reimbursement rates as compared to 2023 reimbursement rates. This update represents a 3.3% update to the market basket, reduced by a 0.2% productivity adjustment.

Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over the six-month period ended June 30, 2023, our specific geographic coverage area, and other factors, we estimate the 2024 Hospice Final Rule will result in a net increase to our Medicare payment rates of approximately 2.9% effective for services provided beginning October 1, 2023.
On June 30, 2023, CMS issued the 2024 Home Health Prospective Payment System Rate Update proposed rule (the “2024 Proposed Home Health Rule”). CMS estimates that the 2024 Proposed Home Health Rule will decrease Medicare reimbursement rates to home health agencies in the 2024 calendar year by an aggregate of 2.2% compared to the 2023 calendar year. This is the result of a decrease to the permanent behavioral adjustment of 5.1%, a home health payment update increase of 2.7% (3.0% market basket adjustment minus a 0.3% productivity adjustment), and an increase to the fixed-dollar loss adjustment of 0.2%. In addition, for the 2024 calendar year CMS is also proposing, among other things, to rebase and revise the home health market basket; revise the labor-related share; recalibrate the Patient Driven Groupings Model case‑mix weights; update the low utilization payment adjustment thresholds, functional impairment levels, and comorbidity adjustment subgroups.
Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over the six-month period ended June 30, 2023, our specific geographic coverage area, and other factors, we estimate the 2024 Proposed Home Health Rule would result in a net decrease to our Medicare payment rates of approximately 1.8% effective for services provided beginning January 1, 2024, if enacted as proposed.
Volume and Mix
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
We expect the United States’ aging population will continue to increase long-term demand for the services we provide, which we believe will help us grow our home health and hospice volumes. While we treat patients of all ages, we believe the growing percentage of seniors experiencing chronic conditions will result in higher utilization of home health services in the future as patients require more care to support these conditions.
The market is rapidly shifting from Medicare fee-for-service to Medicare Advantage plans. For example, for the three and six months ended June 30, 2023, Medicare Advantage patients accounted for 20.3% and 19.5% of our revenue as compared to 13.8% and 13.2% for the three and six months ended June 30, 2022, respectively. This shift is happening faster than we or the market anticipated, which has impacted our Net service revenue and forecasts due to the difference in fees received from Medicare Advantage payors. We expect this payor mix shift to continue. While we are making progress with our payor innovation initiative, it has not been enough in the near-term to overcome the impact of the Medicare fee-for-service volume erosion.
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

Our Separation from Encompass
As a result of our separation from Encompass, certain items may impact the comparability of our historical results and future performance. Specifically, we have incurred additional expenses as a result of being a separate public company and continue to develop, manage, and train management level and other employees to comply with ongoing public company requirements. For more information on the Separation, see Item 1, “Business—Our History” in the Form 10-K.
COVID-19 Pandemic Impact on Our Results of Operations
In response to the COVID-19 outbreak and ensuing pandemic (the “pandemic”), Congress and CMS adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. The suspension of sequestration under the CARES Act and the 2021 Budget Act positively impacted our home health and hospice revenues by $2.2 million and $7.0 million, respectively, for the three and six months ended June 30, 2022. Sequestration resumed in full on July 1, 2022. The resumption of sequestration negatively impacted our home health and hospice revenues by approximately $2.5 million and $7.5 million, respectively, for the three and six months ended June 30, 2023.
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
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Net service revenue	$262.3	$268.0	(2.1)%	$527.4	$542.3	(2.7)%
Cost of service, excluding depreciation and amortization	135.5	130.3	4.0%	268.1	260.0	3.1%
Gross margin, excluding depreciation and amortization	126.8	137.7	(7.9)%	259.3	282.3	(8.1)%
General and administrative expenses	107.8	102.2	5.5%	218.3	202.9	7.6%
Depreciation and amortization	7.7	8.2	(6.1)%	15.5	16.7	(7.2)%
Impairment of goodwill	85.8	—	N/A	85.8	—	N/A
Operating income	(74.5)	27.3	(372.9)%	(60.3)	62.7	(196.2)%
Interest expense and amortization of debt discounts and fees	10.3	0.1	N/A	19.8	0.1	N/A
Other income	(0.1)	—	N/A	(0.1)	—	N/A
(Loss) income before income taxes and noncontrolling interests	(84.7)	27.2	(411.4)%	(80.0)	62.6	(227.8)%
Income tax (benefit) expense	(10.6)	6.4	(265.6)%	(9.1)	15.1	(160.3)%
Net (loss) income	(74.1)	20.8	(456.3)%	(70.9)	47.5	(249.3)%
Less: Net income attributable to noncontrolling interests	0.3	0.7	(57.1)%	0.8	1.3	(38.5)%
Net (loss) income attributable to Enhabit, Inc.	$(74.4)	$20.1	(470.1)%	$(71.7)	$46.2	(255.2)%
The following table sets forth our consolidated results as a percentage of Net service revenue, except Income tax (benefit) expense, which is presented as a percentage of (Loss) income before income taxes and noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of service, excluding depreciation and amortization	51.7%	48.6%	50.8%	47.9%
General and administrative expenses	41.1%	38.1%	41.4%	37.4%
Depreciation and amortization	2.9%	3.1%	2.9%	3.1%
Income tax (benefit) expense	(12.5)%	23.5%	(11.4)%	24.1%
Net Service Revenue
Our Net service revenue decreased during the three and six months ended June 30, 2023 compared to the same periods of 2022 due to the continued shift to more non-episodic admissions in home health and the resumption of sequestration. See additional discussion in “—Segment Results of Operations.”
Cost of Service, Excluding Depreciation and Amortization
Cost of service, excluding depreciation and amortization increased in terms of dollars and as a percentage of Net service revenue during the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to higher costs related to labor. See additional discussion in “—Segment Results of Operations.”
General and Administrative Expenses
General and administrative expenses increased in terms of dollars during the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to incremental costs associated with being a stand-alone company and increased costs associated with employee group medical claims. As a percentage of revenue, our General and administrative expenses increased primarily due to the items noted above as well as a lower revenue base. Our General and administrative expenses are expected to increase in the future as an independent, publicly traded company.
Depreciation and Amortization
Depreciation and amortization decreased during the three and six months ended June 30, 2023 as compared the same periods of 2022 due to a number of intangible assets, vehicles and internal-use software reaching the end of their useful lives in 2022.
Impairment of Goodwill
Impairment of goodwill during the three and six months ended June 30, 2023 resulted from a goodwill charge of $85.8 million to reduce the carrying value of our Hospice reporting unit to its fair value. See Note 3, Goodwill and Other Intangible Assets, to the accompanying unaudited condensed consolidated financial statements for additional information.
Interest Expense and Amortization of Debt Discount and Fees
Interest expense and amortization of debt discount and fees increased for the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to interest expense related to borrowings under our Credit Facilities, as defined in “—Liquidity and Capital Resources.” See additional discussion in “—Liquidity and Capital Resources.”
Income Tax (Benefit) Expense
Our effective income tax benefit rates were 12.5% and 11.4% for the three and six months ended June 30, 2023, respectively. Our effective income tax expense rates were 23.5% and 24.1% for the three and six months ended June 30, 2022, respectively. The change in the tax rates was primarily the result of a goodwill impairment charge, a significant portion of which was a permanent book-tax difference. See also Note 6, Income Taxes, to the accompanying unaudited condensed consolidated financial statements.
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
We calculate Adjusted EBITDA as Net (loss) income adjusted to exclude: (1) income tax (benefit) expense, (2) interest expense and amortization of debt discounts and fees, (3) depreciation and amortization, (4) gains or losses on disposal or impairment of assets or goodwill, (5) stock-based compensation, (6) net income attributable to noncontrolling interest and (7) unusual or nonrecurring items that are not typical of ongoing operations.
The following table reconciles Net (loss) income to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(74.1)	$20.8	$(70.9)	$47.5
Impairment of goodwill	85.8	—	85.8	—
Income tax (benefit) expense	(10.6)	6.4	(9.1)	15.1
Interest expense and amortization of debt discounts and fees	10.3	0.1	19.8	0.1
Depreciation and amortization	7.7	8.2	15.5	16.7
Stock-based compensation	2.6	1.2	4.1	2.5
Unusual or nonrecurring items that are not typical of ongoing operations(1)	2.6	4.1	4.9	6.1
Net income attributable to noncontrolling interest	(0.3)	(0.7)	(0.8)	(1.3)
Gain on disposal or impairment of assets	(0.1)	(0.4)	(0.1)	(0.5)
Stock-based compensation included in overhead allocation	—	0.6	—	1.1
Adjusted EBITDA	$23.9	$40.3	$49.2	$87.3
The following table reconciles Net cash provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$9.6	$33.6	$39.2	$75.0
Interest expense, excluding amortization of debt discounts and fees	10.1	0.1	19.3	0.1
Unusual or nonrecurring items that are not typical of ongoing operations(1)	2.6	4.1	4.9	6.1
Change in assets and liabilities, excluding derivative instruments	1.2	(5.0)	(15.0)	(10.3)
Current portion of income tax expense	0.7	7.6	1.9	16.5
Net income attributable to noncontrolling interests in continuing operations	(0.3)	(0.7)	(0.8)	(1.3)
Stock-based compensation included in overhead allocation	—	0.6	—	1.1
Other	—	—	(0.3)	0.1
Adjusted EBITDA	$23.9	$40.3	$49.2	$87.3
(1)    Unusual or nonrecurring items included costs associated with nonroutine litigation and shareholder activism defense for the three and six months ended June 30, 2023. Unusual or nonrecurring items included costs associated with the strategic alternatives review for the three and six months ended June 30, 2022.
For additional information, see “—Segment Results of Operations.”

Segment Results of Operations
Our segment and consolidated Net service revenue is provided in the following table:

	Three Months Ended June 30,
	2023	% of Consolidated Revenue	2022	% of Consolidated Revenue
	(in millions)
Home health segment net service revenue	$213.8	81.5%	$220.2	82.2%
Hospice segment net service revenue	48.5	18.5%	47.8	17.8%
Consolidated net service revenue	$262.3	100.0%	$268.0	100.0%

	Six Months Ended June 30,
	2023	% of Consolidated Revenue	2022	% of Consolidated Revenue
	(in millions)
Home health segment net service revenue	$429.7	81.5%	$445.1	82.1%
Hospice segment net service revenue	97.7	18.5%	97.2	17.9%
Consolidated net service revenue	$527.4	100.0%	$542.3	100.0%
Home Health
Our home health segment derived its Net service revenue from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medicare	65.2%	74.5%	66.4%	75.0%
Medicare Advantage	24.9%	16.8%	24.0%	16.0%
Managed care	8.5%	7.5%	8.2%	7.7%
Medicaid	1.4%	1.2%	1.3%	1.3%
Other	—%	—%	0.1%	—%
Total	100.0%	100.0%	100.0%	100.0%
The decline in Medicare reimbursement as a percentage of our home health Net service revenue and corresponding increase in Medicare Advantage reimbursement is primarily the result of continued national enrollment increases in Medicare Advantage plans by Medicare eligibles.

Additional information regarding our home health segment’s operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Net service revenue:
Episodic	$165.5	$186.3	(11.2)%	$335.7	$378.0	(11.2)%
Non-episodic	45.7	31.2	46.5%	88.6	61.6	43.8%
Other	2.6	2.7	(3.7)%	5.4	5.5	(1.8)%
Home health segment revenue	213.8	220.2	(2.9)%	429.7	445.1	(3.5)%
Cost of service, excluding depreciation and amortization	111.4	108.8	2.4%	219.5	216.8	1.2%
Gross margin, excluding depreciation and amortization	102.4	111.4	(8.1)%	210.2	228.3	(7.9)%
General and administrative expenses	59.4	57.8	2.8%	122.3	116.5	5.0%
Other income	(0.1)	—	—%	(0.1)	—	—%
Noncontrolling interests	0.3	0.6	(50.0)%	0.8	1.1	(27.3)%
Home Health Segment Adjusted EBITDA	$42.8	$53.0	(19.2)%	$87.2	$110.7	(21.2)%

	(Actual Amounts)
Episodic:
Admissions	32,628	36,106	(9.6)%	67,660	75,077	(9.9)%
Recertifications	23,788	25,993	(8.5)%	47,462	51,801	(8.4)%
Completed episodes	56,808	62,691	(9.4)%	114,635	125,802	(8.9)%
Visits	828,651	941,768	(12.0)%	1,683,068	1,899,599	(11.4)%
Revenue per episode	$2,913	$2,972	(2.0)%	$2,928	$3,005	(2.6)%
Non-episodic:
Admissions	18,347	13,293	38.0%	37,258	27,631	34.8%
Recertifications	9,554	6,447	48.2%	17,658	12,426	42.1%
Visits	377,214	275,679	36.8%	728,497	545,932	33.4%
Revenue per visit	$121	$113	7.1%	$122	$113	8.0%
Total:
Admissions	50,975	49,399	3.2%	104,918	102,708	2.2%
Recertifications	33,342	32,440	2.8%	65,120	64,227	1.4%
Starts of care (total admissions and recertifications)	84,317	81,839	3.0%	170,038	166,935	1.9%
Visits	1,205,865	1,217,447	(1.0)%	2,411,565	2,445,531	(1.4)%
Cost per visit	$91	$88	3.4%	$89	$87	2.3%
Expenses as a % of Net Service Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of service, excluding depreciation and amortization	52.1%	49.4%	51.1%	48.7%
General and administrative expenses	27.8%	26.2%	28.5%	26.2%

Net Service Revenue
The decrease in home health Net service revenue during the three and six months ended June 30, 2023 compared to the same periods of 2022 was primarily due to the continued shift to more non-episodic admissions and the resumption of sequestration. Revenue per episode decreased during the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to the resumption of sequestration and patient mix.
Segment Adjusted EBITDA
The decrease in Home Health Segment Adjusted EBITDA during the three months ended June 30, 2023 compared to the same period of 2022 primarily resulted from lower Net service revenue, as discussed above, and an increase in General and administrative expenses associated with new stores. The decrease in Home Health Segment Adjusted EBITDA during the six months ended June 30, 2023 compared to the same period of 2022 primarily resulted from lower Net service revenue, as discussed above, and an increase in General and administrative expenses due to increased costs associated with employee group medical claims and costs associated with new stores.
Hospice
Our hospice segment derived its Net service revenue from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medicare	95.3%	96.7%	96.0%	96.8%
Managed care	4.1%	2.9%	4.0%	2.6%
Medicaid	0.4%	0.4%	—%	0.6%
Other	0.2%	—%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
Additional information regarding our hospice segment’s operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Hospice segment revenue	$48.5	$47.8	1.5%	$97.7	$97.2	0.5%
Cost of service, excluding depreciation and amortization	24.1	21.5	12.1%	48.6	43.2	12.5%
Gross margin, excluding depreciation and amortization	24.4	26.3	(7.2)%	49.1	54.0	(9.1)%
General and administrative expenses	16.1	15.5	3.9%	32.4	30.4	6.6%
Noncontrolling interests	—	0.1	(100.0)%	—	0.2	(100.0)%
Hospice Segment Adjusted EBITDA	$8.3	$10.7	(22.4)%	$16.7	$23.4	(28.6)%

	(Actual Amounts)
Total:
Admissions	2,837	2,835	0.1%	5,959	6,081	(2.0)%
Patient days	311,465	313,718	(0.7)%	628,492	633,552	(0.8)%
Average daily census	3,423	3,447	(0.7)%	3,472	3,500	(0.8)%
Revenue per patient day	$156	$152	2.6%	$155	$153	1.3%
Cost per patient day	$77	$69	11.6%	$77	$68	13.2%

Expenses as a % of Net Service Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of service, excluding depreciation and amortization	49.7%	45.0%	49.7%	44.4%
General and administrative expenses	33.2%	32.4%	33.2%	31.3%
Net Service Revenue
Hospice Net service revenue and revenue per day increased for the three and six months ended June 30, 2023 compared to the same periods of 2022 primarily due to increased Medicare reimbursement rates partially offset by the resumption of sequestration and patient mix.
Segment Adjusted EBITDA
The decrease in Hospice Segment Adjusted EBITDA during the three and six months ended June 30, 2023 compared to the same periods of 2022 was primarily due to higher Cost of service, excluding depreciation and amortization resulting from increased labor costs. Increased labor costs primarily resulted from the implementation of the new case management model, including costs associated with dedicated on-call and triage nurses.
Liquidity and Capital Resources
Our principal sources of short-term liquidity are our cash on hand and our revolving credit facility. We use these sources to fund working capital requirements, capital expenditures, acquisitions, and servicing our debt. See “—Contractual Obligations” for more information about our cash requirements from our contractual obligations at June 30, 2023.
As of June 30, 2023 and December 31, 2022, we had $34.4 million and $22.9 million, respectively, in Cash and cash equivalents. These amounts exclude $2.1 million and $4.3 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which we participate where our external partner requested, and we agreed, that the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and —Restricted Cash, to the consolidated financial statements included in the Form 10-K. Availability under our Revolving Credit Facility (as defined below) is currently constrained by $111.0 million due to our consolidated net leverage ratio covenant requirement. Our available liquidity as of June 30, 2023 was $90.0 million. This amount included $34.4 million of cash plus $55.6 million of availability under our Revolving Credit Facility.
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
On June 30, 2022, we drew the full $400.0 million of the Term Loan A Facility and $170.0 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. As of June 30, 2023, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 7.2%. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.
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
Prior to June 27, 2023, the Credit Facilities obligated us to maintain a maximum total net leverage ratio of no more than 4.75 to 1.0 and a minimum interest coverage ratio of no less than 2.5 to 1.0 for the previous four consecutive quarters. Prior to June 27, 2023, the total net leverage ratio was scheduled to decline to 4.5 to 1.0 on June 30, 2024.
On June 27, 2023, we amended the Credit Facilities to provide for, among other things, (i) a new tier to the pricing grid for interest rate margins when the total net leverage ratio exceeds 4.50 to 1.00; (ii) changes to the conditions concerning the Company’s total net leverage ratio that must be met for the Company to borrow incremental ratio-based amounts; (iii) an increase in the maximum permitted total net leverage ratio to 5.25 to 1.00 for the quarters ending June 30, 2023, September 30, 2023, and December 31, 2023, stepping down to 5.00 to 1.00 for the quarter ending March 31, 2024, 4.75 to 1.00 for the quarter ending June 30, 2024, and 4.50 to 1.00 for the quarter ending September 30, 2024 and thereafter; and (iv) modifications to the Company’s ability to declare and make certain restricted payments.
Under specified circumstances, including non-compliance with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, we may not be able to borrow under the Revolving Credit Facility. Additionally, violation of the covenants would result in an event of default under the Credit Facilities. A default that occurs, and is not cured within any applicable cure period or is not waived, would permit lenders to accelerate the maturity of the debt under the Credit Facilities and to foreclose upon any collateral securing the debt. As of June 30, 2023, we were in compliance with the financial covenants under the Credit Facilities.
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
For additional information regarding our debt and interest rate swap, see Note 4, Long-term Debt and Note 7, Derivative Instruments, to the accompanying unaudited condensed consolidated financial statements and Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$39.2	$75.0
Net cash used in investing activities	(4.0)	(3.5)
Net cash used in financing activities	(25.9)	(25.8)
Increase in cash, cash equivalents, and restricted cash	$9.3	$45.7
Operating activities. The decrease in Net cash provided by operating activities during the six months ended June 30, 2023 as compared to 2022 primarily resulted from a decrease in Net income partially offset by changes in working capital.
Investing activities. Net cash used in investing activities was relatively flat during the six months ended June 30, 2023 compared to 2022. During the six months ended June 30, 2023 Net cash used in investing activities primarily resulted from the Specialty Home Health Care, Inc. acquisition in February 2023 and purchases of property and equipment. During the six months ended June 30, 2022, Net cash used in investing activities primarily resulted from the purchases of property and equipment.
Financing activities. Net cash used in financing activities was relatively flat during the six months ended June 30, 2023 compared to 2022. During the six months ended June 30, 2023, Net cash used in financing activities resulted from repayments of borrowings under the Credit Facilities. During the six months ended June 30, 2022, Net cash used in financing activities primarily resulted from net contributions and distributions associated with the Separation from Encompass. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.
Our consolidated contractual obligations as of June 30, 2023 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility, finance lease obligations and unamortized debt issuance costs	$380.0	$20.0	$360.0
Revolving credit facility	180.0	—	180.0
Interest on long-term debt (a)	152.1	40.2	111.9
Finance lease obligations(b)	4.1	2.5	1.6
Operating lease obligations(c)	61.6	11.7	49.9
Purchase obligations(d)	8.2	5.6	2.6
Total	$786.0	$80.0	$706.0
(a)Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2023.
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
Our capital expenditures include costs associated with capital projects, technology initiatives, and equipment upgrades and purchases. During the six months ended June 30, 2023, we made capital expenditures of $1.7 million for property and equipment and capitalized software. During 2023, we expect to spend approximately $5 million to $10 million for capital expenditures. Actual amounts spent will be dependent upon the timing of projects and acquisition opportunities.
Critical Accounting Estimates
Except for the updates, set forth below, there have been no material changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10‑K.
We are required to test our goodwill for impairment at least annually, as of October 1, absent any triggering events that would accelerate an impairment assessment.
During the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified potential impairment triggering events in the fourth quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included lower than expected fourth quarter operating results, a change in our acquisition strategy and declining collections, which we believe is in part a result of the growing shift in our third‑party payor mix, and specifically, an increase in Medicare Advantage payors. During the three months ended June 30, 2023, we identified potential impairment triggering events in the quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included our performance against the 2023 forecast, a decrease in our share price and market capitalization, and the release of the 2024 proposed rule for home health on June 30, 2023, which included a net negative home health payment update. We estimated the fair value of our reporting units using both the income approach and market approach. The assumptions used in the income approach incorporate a number of significant estimates and judgments, including revenue growth rates, timing of acquisitions and de novo openings, forecasted operating margins, and the weighted-average cost of capital. The market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation and amortization, from other businesses that are similar to each reporting unit and implied control premiums. While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in current general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, rising interest rates and labor costs and delays in our ability to complete acquisitions and de novo openings, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods.
Based on the quantitative analysis in the fourth quarter of 2022, we recorded an impairment charge of $109.0 million in the three months ended December 31, 2022 to reflect a decrease in the carrying value of our home health reporting unit. As of December 31, 2022, the fair value of our hospice reporting unit exceeded its carrying value by less than 15%. As of December 31, 2022, the hospice reporting unit had an allocated goodwill balance of $303.6 million.
Based on the quantitative analysis in the second quarter of 2023, we recorded an impairment charge of $85.8 million for the three months ended June 30, 2023 to reflect a decrease in the carrying value of our hospice reporting unit. As of June 30, 2023, the hospice reporting unit had an allocated goodwill balance of $217.8 million. As of June 30, 2023, the home health reporting unit had an allocated goodwill balance of $843.9 million.
We performed a sensitivity analysis by reporting unit and determined that, assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in the fair value of the Home Health and Hospice reporting units of approximately $35 million and $10 million, respectively. We base our fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2023, our primary variable rate debt outstanding related to $180.0 million in advances under our Revolving Credit Facility and $380.0 million under our Term Loan A Facility. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of $3.6 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $3.6 million over the next 12 months. On October 20, 2022, we entered into an interest rate swap. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. The impact of increases and decreases in interest rates on our cash flow discussed above includes the impact of the interest rate swap.
See Note 4, Long-term Debt, to the accompanying unaudited condensed consolidated financial statements for additional information regarding our long-term debt.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting as described below under “Material Weaknesses in Internal Control over Financial Reporting.”
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously described in our Form 10-K for the year ended December 31, 2022, management identified material weaknesses in our internal control over financial reporting that continue to exist as of June 30, 2023. We did not design and maintain effective controls to (i) monitor and review the estimated recoverability of accounts receivable, including the impact of changes to our third-party payor mix and (ii) identify potential goodwill impairment triggering events, including the impact of changes to our third-party payor mix. These material weaknesses resulted in adjustments to our consolidated financial statements as of and for the year ended December 31, 2022 to net service revenue, accounts receivable, goodwill and net income.
During the quarter ended June 30, 2023, we identified an additional goodwill related material weakness. Specifically, we did not design and maintain effective controls over our determination of the carrying amount allocated to each reporting unit and the measurement of potential goodwill impairment. This material weakness resulted in an adjustment to our unaudited interim financial statements for the three and six months ended June 30, 2023 to goodwill and net income.
Additionally, these material weaknesses could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan and Status
We are enhancing the design of our controls in the following areas: (i) monitoring and reviewing the estimated recoverability of accounts receivable, including the impact of changes to our third-party payor mix, (ii) identifying potential goodwill impairment triggering events, including the impact of changes to our third-party payor mix, and (iii) preparing and reviewing our goodwill impairment analysis, including the allocation of carrying amounts to each reporting unit. We continue to evaluate the design of these controls. The material weaknesses cannot be considered remediated until the applicable remedial controls have been designed and implemented and have operated for a period of time sufficient for management to conclude, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2023, we identified an additional goodwill related material weakness. Specifically, we did not design and maintain effective controls over our determination of the carrying amount allocated to each reporting unit and the measurement of potential goodwill impairment, which are changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A, Risk Factors, in the Form 10-K as updated by the risk factors disclosed in Item 1A, Risk Factors, in the Form 10-Q for the period ended March 31, 2023.

Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.1	Amended and Restated Certificate of Incorporation of Enhabit, Inc. (incorporated by reference to Exhibit 3.1.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.2	Amended and Restated Bylaws of Enhabit, Inc. (incorporated by reference to Exhibit 3.2 to Enhabit, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022).

10.1
First Amendment to Credit Agreement, dated as of June 27, 2023, by and among Enhabit, Inc., Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, and various other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8- K filed on June 28, 2023).

10.2†	First Amendment to Transition Services Agreement, dated as of June 30, 2023, by and between Encompass Health Corporation and Enhabit, Inc.

31.1†	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

The exhibits marked with the cross symbol (†) are submitted electronically, herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Crissy B. Carlisle
Crissy B. Carlisle
Chief Financial Officer

Date:	August 11, 2023