Form 10-Q
period 2023-09-30
Enhabit, Inc.
filed 2023-11-14
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 50,129,596 shares of common stock as of November 8, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, our ability to execute on our strategic plans, regulatory and other developments impacting the markets for our services, changes in reimbursement rates, general economic conditions, our ability to attract and retain key management personnel and healthcare professionals, potential disruptions or breaches of our or our vendors’ information systems, the outcome of litigation, our ability to successfully complete and integrate de novo developments, acquisitions, investments, and joint ventures, our ability to control costs, particularly labor and employee benefit costs, and that our review of strategic alternatives will result in our pursuing any strategic transaction, or that we will successfully consummate any particular strategic transaction on attractive terms or at all. Our Annual Report on Form 10-K for the year ended December 31, 2022 dated April 14, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 dated May 11, 2023, which can be found on the Company’s website at http://investors.ehab.com, discuss other risks and factors that could cause actual results to differ materially from those expressed or implied by any forward-looking statement in this report.

ii

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Millions, Except Per Share Data)
Net service revenue	$258.3	$265.7	$785.7	$808.0
Cost of service, excluding depreciation and amortization	134.0	132.3	402.1	392.3
General and administrative expenses	108.8	107.5	327.1	310.4
Depreciation and amortization	7.7	8.0	23.2	24.7
Impairment of goodwill	—	—	85.8	—
Operating income (loss)	7.8	17.9	(52.5)	80.6
Interest expense and amortization of debt discounts and fees	10.9	6.2	30.7	6.3
Other income	(0.1)	—	(0.2)	—
(Loss) income before income taxes and noncontrolling interests	(3.0)	11.7	(83.0)	74.3
Income tax (benefit) expense	(0.8)	2.8	(9.9)	17.9
Net (loss) income	(2.2)	8.9	(73.1)	56.4
Less: Net income attributable to noncontrolling interests	0.2	0.3	1.0	1.6
Net (loss) income attributable to Enhabit, Inc.	$(2.4)	$8.6	$(74.1)	$54.8

Weighted average common shares outstanding:
Basic	49.9	49.6	49.8	49.6
Diluted	49.9	49.7	49.8	49.7

(Loss) earnings per common share:
Basic (loss) earnings per share attributable to Enhabit, Inc. common stockholders	$(0.05)	$0.17	$(1.48)	$1.10
Diluted (loss) earnings per share attributable to Enhabit, Inc. common stockholders	$(0.05)	$0.17	$(1.48)	$1.10
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Millions)
Net (loss) income including noncontrolling interest	$(2.2)	$8.9	$(73.1)	$56.4
Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax of $0.2, $—, $0.8, and $—, respectively	0.7	—	2.3	—
Total other comprehensive income	0.7	—	2.3	—
Comprehensive (loss) income including noncontrolling interest	(1.5)	8.9	(70.8)	56.4
Less: Comprehensive income attributable to noncontrolling interest	0.2	0.3	1.0	1.6
Comprehensive (loss) income attributable to Enhabit, Inc.	$(1.7)	$8.6	$(71.8)	$54.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2023	December 31, 2022
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$31.6	$22.9
Restricted cash	3.6	4.3
Accounts receivable	167.8	149.6
Income tax receivable	2.7	11.4
Prepaid expenses and other current assets	12.1	23.6
Total current assets	217.8	211.8
Property and equipment, net	20.1	20.4
Operating lease right-of-use assets	60.0	42.0
Goodwill	1,061.7	1,144.8
Intangible assets, net	85.9	102.6
Other long-term assets	5.4	5.2
Total assets(1)	$1,450.9	$1,526.8

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.6	$23.1
Current operating lease liabilities	12.7	14.0
Accounts payable	6.0	3.8
Accrued payroll	48.6	35.5
Refunds due patients and other third-party payors	7.8	8.3
Accrued medical insurance	8.4	7.5
Other current liabilities	36.9	40.7
Total current liabilities	143.0	132.9
Long-term debt, net of current portion	535.8	560.0
Long-term operating lease liabilities	47.0	28.1
Deferred income tax liabilities	16.3	28.6
Other long-term liabilities	—	1.9
	742.1	751.5
Commitments and contingencies
Redeemable noncontrolling interests	5.0	5.2
Stockholders’ equity:
Enhabit, Inc. stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 50,174,888 as of September 30, 2023 and 50,099,716 as of December 31, 2022	0.5	0.5
Capital in excess of par value	414.1	406.9
Accumulated other comprehensive income	1.6	(0.7)
Retained earnings	260.9	335.0
Treasury stock at cost, 74,947 and — shares, respectively	(0.5)	—
Total Enhabit, Inc. stockholders’ equity	676.6	741.7
Noncontrolling interests	27.2	28.4
Total stockholders’ equity	703.8	770.1
Total liabilities(1) and stockholders’ equity	$1,450.9	$1,526.8
(1)Our consolidated assets as of September 30, 2023 and December 31, 2022 include total assets of variable interest entities of $18.7 million and $20.6 million, respectively, that cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of September 30, 2023 and December 31, 2022 include total liabilities of the variable interest entities of $1.3 million and $0.5 million, respectively. See Note 2, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2023
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at June 30, 2023	50.1	$0.5	$411.0	$0.9	$263.3	0.1	$(0.5)	$26.9	$702.1
Net loss	—	—	—	—	(2.4)	—	—	0.3	(2.1)
Other comprehensive income, net of tax	—	—	—	0.7	—	—	—	—	0.7
Stock-based compensation expense	—	—	3.1	—	—	—	—	—	3.1
Balance at September 30, 2023	50.1	$0.5	$414.1	$1.6	$260.9	0.1	$(0.5)	$27.2	$703.8

	Three Months Ended September 30, 2022
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at June 30, 2022	49.6	$0.5	$400.2	$—	$421.6	—	$—	$28.4	$850.7
Net income	—	—	—	—	8.6	—	—	0.3	8.9
Distributions declared	—	—	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	4.5	—	—	—	—	—	4.5
Balance at September 30, 2022	49.6	$0.5	$404.7	$—	$430.2	—	$—	$28.4	$863.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2023
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2022	50.1	$0.5	$406.9	$(0.7)	$335.0	—	$—	$28.4	$770.1
Net loss	—	—	—	—	(74.1)	—	—	1.0	(73.1)
Other comprehensive income, net of tax	—	—	—	2.3	—	—	—	—	2.3
Distributions declared	—	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation expense	—	—	7.2	—	—	—	—	—	7.2
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	—	—	—	—	—	0.1	(0.5)	—	(0.5)
Balance at September 30, 2023	50.1	$0.5	$414.1	$1.6	$260.9	0.1	$(0.5)	$27.2	$703.8

	Nine Months Ended September 30, 2022
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2021	49.6	$0.5	$1,094.1	$—	$375.4	—	$—	$8.3	$1,478.3
Net income	—	—	—	—	54.8	—	—	1.6	56.4
Capital contributions	—	—	62.3	—	—	—	—	—	62.3
Capital distributions	—	—	(759.1)	—	—	—	—	—	(759.1)
Distributions declared	—	—	—	—	—	—	—	(0.9)	(0.9)
Saint Alphonsus acquisition	—	—	—	—	—	—	—	15.9	15.9
Contributions from noncontrolling interests of consolidated affiliates	—	—	2.9	—	—	—	—	3.5	6.4
Stock-based compensation	—	—	4.5	—	—	—	—	—	4.5
Balance at September 30, 2022	49.6	$0.5	$404.7	$—	$430.2	—	$—	$28.4	$863.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In Millions)
Cash flows from operating activities:
Net (loss) income	$(73.1)	$56.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Depreciation and amortization	23.2	24.7
Amortization of debt related costs	1.0	0.3
Impairment of goodwill	85.8	—
Stock-based compensation	7.2	7.1
Deferred tax benefit	(13.1)	(2.5)
Other, net	0.7	—
Changes in assets and liabilities, net of acquisitions—
Accounts receivable	(17.8)	16.4
Prepaid expenses and other assets	19.9	(22.5)
Accounts payable	2.2	(0.2)
Accrued payroll	13.1	(3.3)
Other liabilities	(3.6)	(0.4)
Net cash provided by operating activities	45.5	76.0
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2.8)	—
Purchases of property and equipment	(3.1)	(5.3)
Additions to capitalized software costs	(0.5)	—
Other, net	0.6	1.2
Net cash used in investing activities	(5.8)	(4.1)
Cash flows from financing activities:
Principal borrowings on term loan	—	400.0
Principal payments on term loan	(15.0)	(5.0)
Principal payments on debt	—	(0.4)
Borrowings on revolving credit facility	—	170.0
Payments on revolving credit facility	(10.0)	—
Principal payments under finance lease obligations	(2.6)	(3.6)
Debt issuance costs	(1.1)	—
Distributions paid to noncontrolling interests of consolidated affiliates	(2.5)	—
Contributions from Encompass	—	59.8
Distributions to Encompass	—	(654.9)
Contributions from noncontrolling interests of consolidated affiliates	—	7.4
Other	(0.5)	(5.3)
Net cash used in financing activities	(31.7)	(32.0)
Increase in cash, cash equivalents, and restricted cash	8.0	39.9
Cash, cash equivalents, and restricted cash at beginning of year	27.2	8.0
Cash, cash equivalents, and restricted cash at end of period	$35.2	$47.9
Supplemental cash flow information:
Cash (received) paid for income taxes, net	(5.4)	11.8
Cash paid for interest	27.9	6.0
Supplemental schedule of noncash activities:
Property and equipment additions through finance leases	2.7	2.9
Operating lease additions	29.3	5.9
Trade name transfer to Encompass (including deferred tax liability)	—	(104.2)
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
Separation from Encompass—
On December 9, 2020, Encompass announced a formal process to explore strategic alternatives for its home health and hospice business. On January 19, 2022, Encompass announced its home health and hospice business would be rebranded and operate under the name Enhabit Home Health & Hospice. In March 2022, we changed our name from Encompass Health Home Health Holdings, Inc. to Enhabit, Inc.
On July 1, 2022, Encompass completed the separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”) as of the close of business on June 24, 2022 (the “Record Date”). The Distribution was effective at 12:01 a.m., Eastern Time, on July 1, 2022. The Distribution was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the Distribution, Enhabit is now an independent public company and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”).
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
See also Note 4, Long-term Debt.
Strategic Alternatives Process—
On August 23, 2023, we announced a formal process to explore strategic alternatives for our business. Our Board is considering a range of options, including, among other things, a potential sale, merger or other strategic transaction. Certain transactions involving the Company remain subject to additional conditions in the Tax Matters Agreement, including securing a tax opinion that such proposed transaction would not jeopardize the tax-free treatment of the Separation, satisfactory to Encompass in its sole and absolute discretion. No timetable has been established for the completion of the strategic review.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Prior to July 1, 2022, we existed and functioned as part of the consolidated business of Encompass. The results related to the periods prior to July 1, 2022 included within the accompanying unaudited condensed consolidated financial statements have been derived from the unaudited condensed consolidated financial statements and accounting records of Encompass as if the Company had operated on a stand-alone basis during the periods presented and were prepared utilizing the legal entity approach, in accordance with GAAP, and pursuant to the rules and regulations of the SEC. Prior to July 1, 2022, the Company was reported as a single reportable segment within Encompass’s reportable segments and did not operate as a stand-alone company. Accordingly, Encompass historically reported the financial position and the related results of operations, cash flows, and changes in equity of the Company as a component of Encompass’s unaudited condensed consolidated financial statements.
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
The income tax amounts in these unaudited condensed consolidated financial statements for the periods prior to July 1, 2022 have been calculated based on a separate return methodology and are presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate. In addition to various separate state and local income tax filings, we joined with Encompass in various U.S. federal, state and local consolidated income tax filings prior to the Separation. See Note 6, Income Taxes, for information related to our Tax Sharing Agreement with Encompass.
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
We eliminate all intercompany accounts and transactions within the Company from our financial results. Transactions between the Company and Encompass have been included in these unaudited condensed consolidated financial statements. The transfers with Encompass that were not settled in cash are reflected in stockholders’ equity on the condensed consolidated balance sheets and within Capital in Excess of Par Value on the condensed consolidated statements of stockholders’ equity. Within the condensed consolidated statements of cash flows, these transfers were treated as an operating, financing or noncash activity determined by the nature of the transaction. For the periods prior to July 1, 2022, transactions between the Company and Encompass were considered related party transactions. Refer to Note 10, Related Party Transactions, for more information.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net Service Revenue—
Our Net service revenue disaggregated by payor source and segment are as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Medicare	$141.0	$159.1	$46.7	$47.3	$187.7	$206.4
Medicare Advantage	45.7	38.5	—	—	45.7	38.5
Managed care	21.2	15.2	—	1.7	21.2	16.9
Medicaid	2.9	3.3	0.7	0.4	3.6	3.7
Other	0.1	0.2	—	—	0.1	0.2
Total	$210.9	$216.3	$47.4	$49.4	$258.3	$265.7

	Home Health		Hospice		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Medicare	$426.5	$492.5	$140.5	$141.4	$567.0	$633.9
Medicare Advantage	148.3	110.3	—	—	148.3	110.3
Managed care	56.5	49.2	4.3	4.3	60.8	53.5
Medicaid	8.7	8.9	0.4	0.9	9.1	9.8
Other	0.5	0.5	—	—	0.5	0.5
Total	$640.5	$661.4	$145.2	$146.6	$785.7	$808.0
For a discussion of our significant accounting policies, including our policy related to Net service revenue, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K.
Redeemable Noncontrolling Interests in Consolidated Affiliates—
Certain of our joint venture agreements contain provisions that allow our partners to require us to purchase their interests in the joint venture at fair value at certain points in the future. These put rights include termination provisions, change in control provisions, and breaches of the terms of the underlying operating agreements. Because these noncontrolling interests provide for redemption features that are not solely within our control, we classify them as Redeemable noncontrolling interests outside of permanent equity in our consolidated balance sheets.

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

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$5.2	$5.0
Purchases of redeemable noncontrolling interests	—	0.2
Distributions to redeemable noncontrolling interests	(0.2)	—
Balance at end of period	$5.0	$5.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to nonredeemable noncontrolling interests	$0.3	$0.3	$1.0	$1.6
Net income attributable to redeemable noncontrolling interests	(0.1)	—	—	—
Net income attributable to noncontrolling interests	$0.2	$0.3	$1.0	$1.6
(Loss) Earnings Per Common Share—
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding:
Basic	49.9	49.6	49.8	49.6
Dilutive effect of restricted stock, restricted stock units and performance units	—	0.1	—	0.1
Diluted	49.9	49.7	49.8	49.7
A total of 0.3 million options to purchase Enhabit’s shares and 1.5 million shares of restricted stock awards, performance units, and restricted stock units were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2023 because their effects were antidilutive. A total of 0.2 million options to purchase Enhabit’s shares and 0.7 million shares of restricted stock awards, performance units, and restricted stock units were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2022 because their effects were anti-dilutive. See Note 10, Stock-Based Payments, to the consolidated financial statements included in the Form 10-K for additional information.
Recent Accounting Pronouncements—
We do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.
2.Variable Interest Entities (“VIEs”):
As of September 30, 2023 and December 31, 2022, we consolidated two limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities are 60% and 90% as of September 30, 2023. Through partnership and management agreements with or governing these entities, we manage these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

that most significantly impact the economic performance of the VIEs and an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit us from using the assets of the VIEs to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheets, are as follows (in millions):

	September 30, 2023	December 31, 2022
Assets
Current assets:
Restricted cash	$3.0	$4.0
Accounts receivable	2.3	2.9
Total current assets	5.3	6.9
Operating lease right-of-use assets	0.1	0.2
Goodwill	12.4	12.4
Intangible assets, net	0.9	1.1
Total assets	$18.7	$20.6
Liabilities
Current liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.3	0.2
Other current liabilities	0.8	0.1
Total current liabilities	1.2	0.4
Long-term operating lease liabilities	0.1	—
Other long-term liabilities	—	0.1
Total liabilities	$1.3	$0.5
3.Goodwill and Other Intangible Assets:
We are required to test our goodwill for impairment at least annually, as of October 1, or more frequently if events or changes in circumstances indicate that it is more likely than not goodwill is impaired.
During the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified potential impairment triggering events in the fourth quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included lower than expected fourth quarter operating results, a change in our acquisition strategy, and declining collections, which we believe is in part a result of the growing shift in our third‑party payor mix, and specifically, an increase in Medicare Advantage payors.
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
During the three months ended September 30, 2023, we identified potential impairment triggering events in the quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included our performance against the 2023 forecast and a decrease in our share price and market capitalization.
We estimated the fair value of our reporting units using both the income approach and market approach. The assumptions used in the income approach incorporate a number of significant estimates and judgments, including revenue growth rates, timing of acquisitions and de novo openings, forecasted operating margins, and the weighted-average cost of

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

capital. The market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation, and amortization, from other businesses that are similar to each reporting unit and implied control premiums.
While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in current general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, rising interest rates and labor costs, and delays in our ability to complete acquisitions and de novo openings, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods.
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
No impairment was identified as a result of the quantitative analysis in the third quarter of 2023.
The cumulative impairments to our goodwill totaled $109.0 million as of December 31, 2022 and $194.8 million as of September 30, 2023. Based on the quantitative analysis, the fair value of our home health reporting unit as of September 30, 2023 exceeded its carrying value by less than 7%. As of September 30, 2023, the home health reporting unit had an allocated goodwill balance of $843.9 million. The fair value of the hospice reporting unit as of September 30, 2023 exceeded its carrying value by less than 5%. As of September 30, 2023, the hospice reporting unit had an allocated goodwill balance of $217.8 million.
4.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2023	December 31, 2022
Credit Agreement—
Advances under revolving credit facility	$180.0	$190.0
Term loan A facility	373.1	387.9
Finance lease obligations	5.3	5.2
	558.4	583.1
Less current portion	(22.6)	(23.1)
Long-term debt, net of current portion	$535.8	$560.0

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table shows scheduled principal payments due on long-term debt for the next five years (in millions):

Amount
October 1 through December 31, 2023	$5.8
2024	22.3
2025	21.2
2026	20.7
2027	490.4
Gross maturities	560.4
Less unamortized debt issuance costs	(2.0)
Total	$558.4
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
On June 30, 2022, we drew the full $400.0 million of the Term Loan A Facility and $170.0 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. As of September 30, 2023, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 7.7%. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.
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
On September 29, 2023, we entered into a Limited Waiver (the “Waiver”) with Wells Fargo Bank, National Association, as administrative agent to the other lenders (the “Administrative Agent”) under the Credit Agreement and the First Amendment to the Credit Agreement dated as of June 27, 2023. The Waiver released the Company from the requirement to comply with the total net leverage ratio and the interest coverage ratio covenants for the three months ended September 30, 2023. The Waiver also required that, until such time as the Company certifies compliance with the waived financial covenants, the aggregate principal amount of the Company’s revolving loans allowed under the Credit Agreement shall be decreased from $350.0 million to $230.0 million. All other covenants and terms of the Credit Agreement remain

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

unchanged and in effect. Although we are not required to be in compliance with the financial covenants, as of September 30, 2023, we were in compliance with the financial covenants under the Credit Facilities.
As of September 30, 2023, our forecasted results suggested there was uncertainty of meeting our covenants through a period of one year from the issuance date of the September 30, 2023 financial statements. As a result, on November 3, 2023, we amended the Credit Facilities to provide for, among other things, (i) an increase in the maximum permitted Total Net Leverage Ratio (as defined in the Credit Agreement) to 6.75 to 1.00 for the quarters ending December 31, 2023 and March 31, 2024, stepping down to 6.50 to 1.00 for the quarters ending June 30, September 30 and December 31, 2024, 5.75 to 1.00 for the quarter ending March 31, 2025, and 4.50 to 1.00 for the quarter ending June 30, 2025 and thereafter; (ii) the addition of a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant of 1.15 to 1.00 until the end of the Covenant Adjustment Period (as defined below); (iii) no Interest Coverage Ratio (as defined in the Credit Agreement) covenant until the end of the Covenant Adjustment Period; (iv) a permanent reduction in the revolving credit facility commitment from $350.0 million to $220.0 million; (v) an increase in the Applicable Commitment Fee (as defined in the Credit Agreement) during the Covenant Adjustment Period; (vi) suspension of the ability of the Company to request incremental commitments under the Credit Agreement during the Covenant Adjustment Period; (vii) an increase of 0.25% in the applicable interest rate margins on amounts outstanding under the Credit Agreement during the Covenant Adjustment Period; (viii) limits on the amount of cash the Company can keep on hand and outside the lender group during the Covenant Adjustment Period; and (ix) additional limits on permitted acquisitions, permitted indebtedness, permitted liens, restricted payments and permitted investments during the Covenant Adjustment Period. The “Covenant Adjustment Period” begins on the date of the Second Amendment and ends on the earlier of (a) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement, as amended, for the fiscal quarter ended June 30, 2025 and (b) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement as in effect immediately prior to the First Amendment for the applicable quarter.
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
As a result of the amendment above, our forecasted results indicate we will continue to be in compliance with those financial covenants through a period of one year from the issuance date of the September 30, 2023 financial statements. We cannot guarantee we will be in compliance with our financial covenants for each reporting period through a period of one year from the issuance date of the September 30, 2023 financial statements. We continually evaluate our expected compliance with the covenants described above and take all appropriate steps to proactively renegotiate such covenants when appropriate.
On October 20, 2022, we entered into an interest rate swap to manage our exposure to interest rate movements for a portion of our Term Loan A Facility. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. See Note 7, Derivative Instruments.
The carrying amounts and estimated fair values of our long-term debt are presented in the following table (in millions):

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$180.0	$180.0	$190.0	$190.0
Term loan A facility	$373.1	$355.6	$387.9	$356.6
Finance lease obligations	$5.3	$5.3	$5.2	$5.2
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In March 2023, we renewed the lease on our corporate headquarters office space for a term of 11 years. The lease commences on June 1, 2024 and expires in May 2035. In July 2023, we amended the lease on our corporate headquarters office space to consolidate our office space within the building. The minimum lease payment obligations due under the amended lease are $23.8 million.
The components of lease costs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost:
General and administrative expenses	$5.0	$5.0	$15.0	$15.0
Finance lease cost:
Amortization of right-of-use assets	0.8	0.9	2.3	2.9
Interest on lease liabilities	0.1	0.1	0.1	0.1
Total finance lease cost	0.9	1.0	2.4	3.0
Total lease cost	$5.9	$6.0	$17.4	$18.0
Supplemental consolidated balance sheet information related to leases is as follows (in millions):

	Classification	As of September 30, 2023	As of December 31, 2022
Assets
Operating lease	Operating lease right-of-use assets	$60.0	$42.0
Finance lease(1)	Property and equipment, net	9.8	10.1
Total lease assets		$69.8	$52.1

Liabilities
Current Liabilities:
Operating lease	Current portion of operating lease liabilities	$12.7	$14.0
Finance lease	Current portion of long-term debt	2.6	3.1
Noncurrent liabilities
Operating lease	Long-term operating lease liabilities, net of current portion	47.0	28.1
Finance lease	Long-term debt, net of current portion	2.7	2.1
Total lease liabilities		$65.0	$47.3
(1)    Finance lease assets are recorded net of accumulated amortization of $20.3 million and $21.3 million as of September 30, 2023 and December 31, 2022, respectively.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of September 30,
	2023	2022
Weighted Average Remaining Lease Term
Operating lease	5.9 years	3.5 years
Finance lease	2.5 years	1.8 years
Weighted Average Discount Rate
Operating lease	6.6%	4.2%
Finance lease	4.4%	2.6%
Maturities of lease liabilities as of September 30, 2023 are as follows (in millions):

	Operating Leases	Finance Leases
October 1 through December 31, 2023	$3.2	$0.8
2024	16.3	2.4
2025	13.4	1.3
2026	10.6	0.7
2027	7.8	0.4
2028	5.0	—
2029 and thereafter	17.5	—
Total lease payments	73.8	5.6
Less: Interest portion	(14.1)	(0.3)
Total lease liabilities	$59.7	$5.3
Supplemental cash flow information related to our leases is as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.0	$13.0
Financing cash flows from finance leases	$2.6	$3.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29.3	$5.9
Finance leases	$2.7	$2.9
6.Income Taxes:
Our effective income tax benefit rate for the three months ended September 30, 2023 was 26.7% compared to an effective income tax rate of 23.9% for the three months ended September 30, 2022. The higher benefit rate is primarily the result of comparatively favorable state income taxes during the third quarter of 2023. Our effective income tax benefit rate for the nine months ended September 30, 2023 was 11.9% compared to an effective income tax rate of 24.1% for the nine months ended September 30, 2022. The reduction of the tax rate was primarily the result of a goodwill impairment charge in the second quarter of 2023, a significant portion of which was a permanent book-tax difference.
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
At the Distribution, the Company entered into the Tax Matters Agreement with Encompass, which terminated the existing Tax Sharing Agreement. The Tax Matters Agreement governs the Company’s respective rights, responsibilities, and obligations with respect to taxes (including responsibility for taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution to qualify as tax-free for U.S. federal income tax purposes), entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests, and other matters.
In addition, the Tax Matters Agreement imposes certain restrictions on the Company and its subsidiaries until the second anniversary of the Distribution (including restrictions on share issuances, business combinations, sales of assets, and similar transactions) that are designed to preserve the tax-free status of the Distribution and certain related transactions. The Tax Matters Agreement provides special rules that allocate tax liabilities in the event the Distribution or certain related transactions are not tax-free. In general, under the Tax Matters Agreement, each party is responsible for any taxes imposed on Encompass or the Company that arise from the failure of the Distribution or certain related transactions to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code, to the extent that the failure to so qualify is attributable to actions, events, or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant covenants made by that party in the Tax Matters Agreement.
7.Derivative Instruments:
In October 2022, we entered into an interest rate swap agreement with a notional value of $200.0 million with a maturity of October 20, 2025. See Note 4, Long-Term Debt.
The activities of the cash flow hedge included in accumulated other comprehensive income for the three and nine months ended September 30, 2023 are presented in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$0.9	$—	$(0.7)	$—
Unrealized gain recognized in other comprehensive income, net of tax	1.1	—	3.0	—
Reclassified to interest expense, net of tax	(0.4)	—	(0.7)	—
Balance at end of period	$1.6	$—	$1.6	$—
The fair value of derivative assets and liabilities within the consolidated balance sheets are presented in the following table (in millions):

	September 30, 2023	December 31, 2022
Prepaid and other current assets	$1.9	$1.0
Other long-term assets (liabilities)	0.2	(2.0)
Total	$2.1	$(1.0)
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 include $1.2 million and $8.8 million, respectively, in Other current liabilities and Other current assets for claims made against the Company that are probable of loss and reasonably estimable and recoverable based on the Company’s insurance policies.
9.Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by the Company. We manage our operations using two operating segments that are also our reportable segments: (1) home health and (2) hospice. These reportable operating segments are consistent with information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Home Health - Our home health operations represent the nation’s fourth largest provider of Medicare-certified skilled home health services, measured by 2020 Medicare revenues. As of September 30, 2023, we operated 255 home health locations in 34 states, with a concentration in the southern half of the United States. We are the sole owner of 244 of these locations. We retain 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home health nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K for a definition of episodic and non-episodic revenue.
•Hospice - Our hospice business is one of the nation’s largest providers of Medicare-certified hospice services in terms of 2020 Medicare revenues. As of September 30, 2023, we operated 109 hospice locations in 23 states, with a concentration in the southern half of the United States. We are the sole owner of 105 of these locations. We retain 50.0% to 90.0% ownership in the remaining four jointly owned locations. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.
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
Selected financial information for our reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Net service revenue	$210.9	$216.3	$47.4	$49.4
Cost of service, excluding depreciation and amortization	110.0	109.6	24.0	22.7
General and administrative expenses	59.0	61.9	15.7	17.3
Other income	(0.1)	—	—	—
Noncontrolling interests	0.2	0.2	—	0.1
Segment Adjusted EBITDA	$41.8	$44.6	$7.7	$9.3

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Home Health		Hospice
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net service revenue	$640.5	$661.4	$145.2	$146.6
Cost of service, excluding depreciation and amortization	329.5	326.4	72.6	65.8
General and administrative expenses	181.3	178.4	48.0	47.7
Other income	(0.2)	—	—	—
Noncontrolling interests	1.0	1.3	—	0.3
Segment Adjusted EBITDA	$128.9	$155.3	$24.6	$32.8
Segment reconciliations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Segment Adjusted EBITDA	$49.5	$53.9	$153.5	$188.1
Non-segment general and administrative expenses	(31.0)	(23.8)	(90.6)	(77.2)
Depreciation and amortization	(7.7)	(8.0)	(23.2)	(24.7)
Impairment of goodwill	—	—	(85.8)	—
Interest expense and amortization of debt discounts and fees	(10.9)	(6.2)	(30.7)	(6.3)
Net income attributable to noncontrolling interests	0.2	0.3	1.0	1.6
Stock-based compensation expense	(3.1)	(4.5)	(7.2)	(7.1)
Other	—	—	—	(0.1)
(Loss) income before income taxes and noncontrolling interests	$(3.0)	$11.7	$(83.0)	$74.3
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Home Health:
Episodic	$167.3	$181.8	$503.0	$559.8
Non-episodic	41.1	31.5	129.7	93.1
Other	2.5	3.0	7.8	8.5
Total home health	210.9	216.3	640.5	661.4
Hospice	47.4	49.4	145.2	146.6
Total net service revenue	$258.3	$265.7	$785.7	$808.0
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Enhabit’s and Encompass’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of Enhabit’s business and Encompass’s business.
Allocation of Corporate Expenses
Before the Separation, Encompass provided the Company with certain services, including, but not limited to, executive oversight, treasury, legal, accounting, human resources, tax, internal audit, financial reporting, information technology, and investor relations. Certain information technology services continue to be provided by Encompass to the Company on a temporary basis under the Transition Services Agreement. Our unaudited condensed consolidated financial statements through September 30, 2022 include an allocation of these costs for the periods prior to July 1, 2022. When specific identification is not practicable, a proportional cost method is used, primarily based on revenue and headcount. These cost allocations reasonably reflect these services and the benefits derived for the periods presented. These allocations may not be indicative of the actual expenses that would have been incurred as an independent, publicly traded company. In addition, the Company’s employees historically participated in Encompass’s various stock-based compensation plans.
The allocations of services from Encompass to the Company of $7.7 million, including $2.5 million of stock-based compensation expense paid to employees of Encompass, were recorded in General and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2022.
For information related to our Tax Sharing Agreement with Encompass, see Note 6, Income Taxes.
Data Analytics Investment
During 2019, we made a $2.0 million investment in Medalogix, LLC, a healthcare predictive data and analytics company (“Medalogix”); this investment is accounted for under the measurement alternative for investments. During the three and nine months ended September 30, 2023 and 2022, we incurred costs of approximately $0.8 million and $1.1 million, and $3.2 million and $3.4 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of service, excluding depreciation and amortization and General and administrative expenses in the condensed consolidated statements of income.

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
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. Over that time, we have grown to become the fourth largest provider of home health services and a leading provider of hospice services nationally, measured by 2020 Medicare revenues. As of September 30, 2023, our footprint comprised 255 home health locations and 109 hospice locations across 34 states.
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
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Pricing
Generally, the pricing we receive for our services is based on reimbursement rates from payors. Because we derive a substantial portion of our Net service revenue from the Medicare program, generally from episodic admissions, our results of operations are heavily impacted by changes in Medicare reimbursement rates.
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
Sequestration resumed as of April 1, 2022 and resulted in a 1% payment reduction through June 30, 2022. Thereafter, the full 2% Medicare payment reduction resumed. Additional Medicare payment reductions are also possible under the statutory pay as you go (“Statutory PAYGO”). The Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a five-or ten-year period. If the Office of Management and Budget (“OMB”) finds there is a deficit, the Statutory PAYGO requires the OMB to order sequestration of Medicare. During the second session of the 117th Congress, the Statutory PAYGO cuts required in 2023 and 2024 were delayed until 2025.
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
Based on our analysis, which utilizes, among other things, our patient mix annualized over the twelve-month period ended September 30, 2023, our specific geographic coverage area, and other factors, we estimate the 2024 Hospice Final Rule will result in a net increase to our Medicare payment rates of approximately 2.9% effective for services provided beginning October 1, 2023.
On November 1, 2023, CMS issued the 2024 Home Health Prospective Payment System Rate Update final rule (the “2024 Home Health Final Rule”). The rule reflects an estimated overall increase in Medicare home health reimbursement rates of 0.8% relative to 2023 levels. This payment update is the collective impact of a 3.3% market basket adjustment and a 0.4% fixed‑dollar loss ratio adjustment, offset by a 0.3% productivity adjustment and a 2.6% permanent behavioral adjustment. CMS implemented one half of the permanent behavioral adjustment it estimated was called for and did not implement any of the temporary adjustments now estimated to be approximately $3.5 billion as of the end of calendar year 2022.
Based on our preliminary analysis, which utilizes, among other things, our patient mix over the period from January 1, 2023 through November 6, 2023, our specific geographic coverage area, and other factors, we estimate the 2024 Home Health Final Rule will result in a net increase to our Medicare payment rates of approximately 1.2% effective for services provided beginning January 1, 2024.
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
The home health market is rapidly shifting from Medicare fee-for-service to Medicare Advantage plans. For example, for the three and nine months ended September 30, 2023, Medicare Advantage patients accounted for 21.7% and 23.2% of our revenue as compared to 17.8% and 16.7% for the three and nine months ended September 30, 2022, respectively. This shift is happening faster than we or the market anticipated, which has impacted our Net service revenue and forecasts due to the difference in fees received from Medicare Advantage payors. We expect this payor mix shift to continue. While we are making progress with our payor innovation initiative, it has not been enough in the near-term to overcome the impact of the Medicare fee-for-service volume erosion.
Our current priority is to organically grow our existing locations and open additional de novo locations.
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
COVID-19 Pandemic Impact on Our Results of Operations
In response to the COVID-19 outbreak and ensuing pandemic (the “pandemic”), Congress and CMS adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. One of these measures was the suspension of sequestration under the CARES Act and the 2021 Budget Act. Sequestration resumed in full on July 1, 2022. The resumption of sequestration negatively impacted our home health and hospice revenues by $4.8 million and $7.7 million, respectively, for the three and nine months ended September 30, 2022 and zero and $7.5 million, respectively, for the three and nine months ended September 30, 2023.
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
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Net service revenue	$258.3	$265.7	(2.8)%	$785.7	$808.0	(2.8)%
Cost of service, excluding depreciation and amortization	134.0	132.3	1.3%	402.1	392.3	2.5%
Gross margin, excluding depreciation and amortization	124.3	133.4	(6.8)%	383.6	415.7	(7.7)%
General and administrative expenses	108.8	107.5	1.2%	327.1	310.4	5.4%
Depreciation and amortization	7.7	8.0	(3.8)%	23.2	24.7	(6.1)%
Impairment of goodwill	—	—	N/A	85.8	—	N/A
Operating income (loss)	7.8	17.9	(56.4)%	(52.5)	80.6	(165.1)%
Interest expense and amortization of debt discounts and fees	10.9	6.2	75.8%	30.7	6.3	387.3%
Other income	(0.1)	—	N/A	(0.2)	—	N/A
(Loss) income before income taxes and noncontrolling interests	(3.0)	11.7	(125.6)%	(83.0)	74.3	(211.7)%
Income tax (benefit) expense	(0.8)	2.8	(128.6)%	(9.9)	17.9	(155.3)%
Net (loss) income	(2.2)	8.9	(124.7)%	(73.1)	56.4	(229.6)%
Less: Net income attributable to noncontrolling interests	0.2	0.3	(33.3)%	1.0	1.6	(37.5)%
Net (loss) income attributable to Enhabit, Inc.	$(2.4)	$8.6	(127.9)%	$(74.1)	$54.8	(235.2)%
The following table sets forth our consolidated results as a percentage of Net service revenue, except Income tax (benefit) expense, which is presented as a percentage of (Loss) income before income taxes and noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of service, excluding depreciation and amortization	51.9%	49.8%	51.2%	48.6%
General and administrative expenses	42.1%	40.5%	41.6%	38.4%
Depreciation and amortization	3.0%	3.0%	3.0%	3.1%
Income tax (benefit) expense	(26.7)%	23.9%	(11.9)%	24.1%
Net Service Revenue
Our Net service revenue decreased during the three and nine months ended September 30, 2023 compared to the same periods of 2022 due to the continued shift to more non-episodic admissions in home health. See additional discussion in “—Segment Results of Operations.”
The Company enhanced its reserve model during the three months ended September 30, 2023. While this enhancement did not have a material impact to consolidated Net service revenue and Accounts receivable during the period, it had a positive $5.3 million impact to episodic revenue, a negative $3.2 million impact to non-episodic revenue, and a negative $0.6 million impact to hospice revenue resulting in an overall favorable $1.5 million impact to consolidated Net service revenue and Accounts receivable during the period.
Cost of Service, Excluding Depreciation and Amortization
Cost of service, excluding depreciation and amortization increased in terms of dollars and as a percentage of Net service revenue during the three and nine months ended September 30, 2023 compared to the same periods of 2022 primarily due to higher costs related to labor. See additional discussion in “—Segment Results of Operations.”
General and Administrative Expenses
General and administrative expenses increased in terms of dollars during the three and nine months ended September 30, 2023 compared to the same periods of 2022 primarily due to annual merit increases and additional investment in talent acquisition and employee development. As a percentage of revenue, our General and administrative expenses increased primarily due to the items noted above as well as a lower revenue base. Our General and administrative expenses are expected to increase in the future as an independent, publicly traded company.
Depreciation and Amortization
Depreciation and amortization decreased during the three and nine months ended September 30, 2023 as compared to the same periods of 2022 due to a number of intangible assets, vehicles and internal-use software reaching the end of their useful lives in 2022.
Impairment of Goodwill
Impairment of goodwill during the nine months ended September 30, 2023 resulted from a goodwill charge of $85.8 million to reduce the carrying value of our hospice reporting unit to its fair value. See Note 3, Goodwill and Other Intangible Assets, to the accompanying unaudited condensed consolidated financial statements for additional information.
Interest Expense and Amortization of Debt Discount and Fees
Interest expense and amortization of debt discount and fees increased for the three months ended September 30, 2023 compared to the same period of 2022 due to increased interest rates and a larger SOFR spread due to increased leverage. Interest expense and amortization of debt discount and fees increased for the nine months ended September 30, 2023 compared to the same period of 2022 primarily due to nine months of interest expense in 2023 versus three months in 2022, as well as increased interest rates and a larger SOFR spread due to increased leverage. See additional discussion on Note 4, Long-Term Debt, to the accompanying unaudited condensed consolidated financial statements and “—Liquidity and Capital Resources” within this item.
Income Tax (Benefit) Expense
Our effective income tax benefit rate for the three months ended September 30, 2023 was 26.7% compared to an effective income tax rate of 23.9% for the three months ended September 30, 2022. The higher benefit rate is primarily the result of comparatively favorable state income taxes during the third quarter of 2023. Our effective income tax benefit rate for the nine months ended September 30, 2023 was 11.9% compared to an effective income tax rate of 24.1% for the nine months ended September 30, 2022. The reduction of the tax rate was primarily the result of a goodwill impairment charge in the second quarter of 2023, a significant portion of which was a permanent book-tax difference. See additional discussion in Note 6, Income Taxes, to the accompanying unaudited condensed consolidated financial statements.
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
We calculate Adjusted EBITDA as Net (loss) income adjusted to exclude: (1) interest expense and amortization of debt discounts and fees, (2) depreciation and amortization, (3) unusual or nonrecurring items that are not typical of ongoing operations, (4) stock-based compensation, (5) income tax (benefit) expense, (6) net income attributable to noncontrolling interest, (7) (gains) or losses on disposal or impairment of assets, and (8) impairment of goodwill.
The following table reconciles Net (loss) income to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(2.2)	$8.9	$(73.1)	$56.4
Interest expense and amortization of debt discounts and fees	10.9	6.2	30.7	6.3
Depreciation and amortization	7.7	8.0	23.2	24.7
Unusual or nonrecurring items that are not typical of ongoing operations(1)	4.9	0.9	9.8	7.0
Stock-based compensation	3.1	4.5	7.2	7.1
Income tax (benefit) expense	(0.8)	2.8	(9.9)	17.9
Net income attributable to noncontrolling interest	(0.2)	(0.3)	(1.0)	(1.6)
(Gains) or losses on disposal or impairment of assets	(0.2)	0.7	(0.2)	0.1
Impairment of goodwill	—	—	85.8	—
Stock-based compensation included in overhead allocation	—	—	—	1.1
Adjusted EBITDA	$23.2	$31.7	$72.5	$119.0
The following table reconciles Net cash provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$6.3	$1.0	$45.5	$76.0
Interest expense, excluding amortization of debt discounts and fees	10.7	6.2	30.3	6.3
Unusual or nonrecurring items that are not typical of ongoing operations(1)	4.9	0.9	9.8	7.0
Current portion of income tax expense	1.3	3.9	3.2	20.4
Net income attributable to noncontrolling interests in continuing operations	(0.2)	(0.3)	(1.0)	(1.6)
Other	0.2	(0.3)	(0.3)	(0.2)
Change in assets and liabilities, excluding derivative instruments	—	20.3	(15.0)	10.0
Stock-based compensation included in overhead allocation	—	—	—	1.1
Adjusted EBITDA	$23.2	$31.7	$72.5	$119.0
(1)    Unusual or nonrecurring items in 2023 include costs associated with nonroutine litigation, restructuring activities, and shareholder activism; in the third quarter of 2022, they include one-time standalone transition costs; in the nine months ended September 30, 2022, they include one-time standalone transition costs and costs due to Encompass strategic review.
For additional information, see “—Segment Results of Operations.”
Segment Results of Operations
Our segment and consolidated Net service revenue is provided in the following table:

	Three Months Ended September 30,
	2023	% of Consolidated Revenue	2022	% of Consolidated Revenue
	(in millions)
Home health segment net service revenue	$210.9	81.6%	$216.3	81.4%
Hospice segment net service revenue	47.4	18.4%	49.4	18.6%
Consolidated net service revenue	$258.3	100.0%	$265.7	100.0%

	Nine Months Ended September 30,
	2023	% of Consolidated Revenue	2022	% of Consolidated Revenue
	(in millions)
Home health segment net service revenue	$640.5	81.5%	$661.4	81.9%
Hospice segment net service revenue	145.2	18.5%	146.6	18.1%
Consolidated net service revenue	$785.7	100.0%	$808.0	100.0%

Home Health
Our home health segment derived its Net service revenue from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Medicare(1)	66.9%	73.6%	66.6%	74.5%
Medicare Advantage(2)	21.7%	17.8%	23.2%	16.7%
Managed care	10.0%	7.0%	8.8%	7.4%
Medicaid	1.4%	1.5%	1.4%	1.4%
Other	—%	0.1%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
(1)    Medicare as a percentage of home health Net service revenue was 65.0% and 66.0%, excluding the impact of changes in our estimated recoverability of Net service revenue for the three and nine months ended September 30, 2023, respectively.
(2)    Medicare Advantage as a percentage of home health Net service revenue was 23.4% and 23.7%, excluding the impact of changes in our estimated recoverability of Net service revenue for the three and nine months ended September 30, 2023, respectively.
The decline in Medicare reimbursement as a percentage of our home health Net service revenue and corresponding increase in Medicare Advantage reimbursement is primarily the result of continued national enrollment increases in Medicare Advantage plans by Medicare eligibles.

Additional information regarding our home health segment’s operating results is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Net service revenue:
Episodic	$167.3	$181.8	(8.0)%	$503.0	$559.8	(10.1)%
Non-episodic	41.1	31.5	30.5%	129.7	93.1	39.3%
Other	2.5	3.0	(16.7)%	7.8	8.5	(8.2)%
Home health segment revenue	210.9	216.3	(2.5)%	640.5	661.4	(3.2)%
Cost of service, excluding depreciation and amortization	110.0	109.6	0.4%	329.5	326.4	0.9%
Gross margin, excluding depreciation and amortization	100.9	106.7	(5.4)%	311.0	335.0	(7.2)%
General and administrative expenses	59.0	61.9	(4.7)%	181.3	178.4	1.6%
Other income	(0.1)	—	N/A	(0.2)	—	N/A
Noncontrolling interests	0.2	0.2	—%	1.0	1.3	(23.1)%
Home Health Segment Adjusted EBITDA	$41.8	$44.6	(6.3)%	$128.9	$155.3	(17.0)%

	(Actual Amounts)
Episodic:
Admissions	31,490	35,487	(11.3)%	99,150	110,564	(10.3)%
Recertifications	23,290	25,821	(9.8)%	70,752	77,622	(8.9)%
Completed episodes	53,484	60,396	(11.4)%	168,119	186,198	(9.7)%
Visits	797,073	902,720	(11.7)%	2,480,141	2,802,319	(11.5)%
Revenue per episode(1)	$3,128	$3,009	4.0%	$2,992	$3,006	(0.5)%
Non-episodic:
Admissions	19,033	14,252	33.5%	56,291	41,883	34.4%
Recertifications	9,442	6,541	44.4%	27,100	18,967	42.9%
Visits	365,071	272,282	34.1%	1,093,568	818,214	33.7%
Revenue per visit(2)	$113	$116	(2.6)%	$119	$114	4.4%
Total:
Admissions	50,523	49,739	1.6%	155,441	152,447	2.0%
Recertifications	32,732	32,362	1.1%	97,852	96,589	1.3%
Starts of care (total admissions and recertifications)	83,255	82,101	1.4%	253,293	249,036	1.7%
Visits	1,162,144	1,175,002	(1.1)%	3,573,709	3,620,533	(1.3)%
Cost per visit	$93	$92	1.1%	$91	$89	2.2%
(1)    Revenue per episode during the three and nine months ended September 30, 2023 includes the positive $5.3 million impact associated with changes in our estimated recoverability of Net service revenue.
(2)    Revenue per visit during the three and nine months ended September 30, 2023 includes the negative $3.2 million impact associated with changes in our estimated recoverability of Net service revenue.

Expenses as a % of Net Service Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of service, excluding depreciation and amortization	52.2%	50.7%	51.4%	49.3%
General and administrative expenses	28.0%	28.6%	28.3%	27.0%
Net Service Revenue
The decrease in home health Net service revenue during the three months ended September 30, 2023 compared to the same period of 2022 was primarily due to the continued payor mix shift to more non-episodic admissions. Revenue per episode increased during the three months ended September 30, 2023 compared to the same period of 2022 primarily due to changes in our estimated recoverability of Net service revenue. The decrease in home health Net service revenue during the nine months ended September 30, 2023 compared to the same period of 2022 was primarily due to the continued payor mix shift to more non-episodic admissions and the resumption of sequestration. Revenue per episode decreased during the nine months ended September 30, 2023 compared to the same period of 2022 primarily due to the decrease in completed episodes and the resumption of sequestration.
Segment Adjusted EBITDA
The decrease in Home Health Segment Adjusted EBITDA during the three and nine months ended September 30, 2023 compared to the same periods of 2022 primarily resulted from lower Net service revenue, as discussed above.
Hospice
Our hospice segment derived its Net service revenue from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Medicare(1)	98.5%	95.7%	96.8%	96.5%
Managed care(2)	—%	3.5%	2.9%	2.9%
Medicaid	1.5%	0.8%	0.3%	0.6%
Total	100.0%	100.0%	100.0%	100.0%
(1)    Medicare as a percentage of hospice Net service revenue was 98.4% and 96.8%, excluding the impact of changes in our estimated recoverability of Net service revenue for the three and nine months ended September 30, 2023, respectively.
(2)    Managed Care as a percentage of hospice Net service revenue was 0.2% and 3.0%, excluding the impact of changes in our estimated recoverability of Net service revenue for the three and nine months ended September 30, 2023, respectively.

Additional information regarding our hospice segment’s operating results is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
	(In Millions, Except Percentage Change)
Hospice segment revenue	$47.4	$49.4	(4.0)%	$145.2	$146.6	(1.0)%
Cost of service, excluding depreciation and amortization	24.0	22.7	5.7%	72.6	65.8	10.3%
Gross margin, excluding depreciation and amortization	23.4	26.7	(12.4)%	72.6	80.8	(10.1)%
General and administrative expenses	15.7	17.3	(9.2)%	48.0	47.7	0.6%
Noncontrolling interests	—	0.1	(100.0)%	—	0.3	(100.0)%
Hospice Segment Adjusted EBITDA	$7.7	$9.3	(17.2)%	$24.6	$32.8	(25.0)%

	(Actual Amounts)
Total:
Admissions	2,882	2,982	(3.4)%	8,841	9,063	(2.4)%
Patient days	311,719	320,732	(2.8)%	940,211	954,284	(1.5)%
Average daily census	3,388	3,486	(2.8)%	3,444	3,496	(1.5)%
Revenue per patient day(1)	$152	$154	(1.3)%	$154	$154	—%
Cost per patient day	$77	$71	8.5%	$77	$69	11.6%
(1)    Revenue per day during the three and nine months ended September 30, 2023 includes the negative $0.6 million impact associated with changes in our estimated recoverability of Net service revenue.
Expenses as a % of Net Service Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of service, excluding depreciation and amortization	50.6%	46.0%	50.0%	44.9%
General and administrative expenses	33.1%	35.0%	33.1%	32.5%
Net Service Revenue
Hospice Net service revenue decreased for the three months ended September 30, 2023 compared to the same period of 2022 primarily due to a decrease in patient days. Revenue per day decreased for the three months ended September 30, 2023 compared to the same period of 2022 primarily due to an increase in revenue reserves partially offset by increased Medicare reimbursement rates. The decrease in hospice Net service revenue during the nine months ended September 30, 2023 compared to the same period of 2022 was primarily due to a decrease in patient days and the resumption of sequestration. Revenue per day decreased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in revenue reserves and the resumption of sequestration partially offset by increased Medicare reimbursement rates.
Segment Adjusted EBITDA
The decrease in Hospice Segment Adjusted EBITDA during the three and nine months ended September 30, 2023 compared to the same periods of 2022 was primarily due to higher Cost of service, excluding depreciation and amortization resulting from increased labor costs. Increased labor costs primarily resulted from the implementation of the new case management model, including costs associated with dedicated on-call and triage nurses.

Liquidity and Capital Resources
Our principal sources of short-term liquidity are our cash on hand and our revolving credit facility. We use these sources to fund working capital requirements, capital expenditures, acquisitions, and servicing our debt. See “—Contractual Obligations” for more information about our cash requirements from our contractual obligations at September 30, 2023.
As of September 30, 2023 and December 31, 2022, we had $31.6 million and $22.9 million, respectively, in Cash and cash equivalents. These amounts exclude $3.6 million and $4.3 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which we participate where our external partner requested, and we agreed, that the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and —Restricted Cash, to the consolidated financial statements included in the Form 10-K. Our available liquidity as of September 30, 2023 was $81.6 million. This amount included $31.6 million of cash plus $50.0 million of availability under our Revolving Credit Facility.
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
On June 30, 2022, we drew the full $400.0 million of the Term Loan A Facility and $170.0 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. As of September 30, 2023, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 7.7%. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.
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
On September 29, 2023, we entered into a Limited Waiver (the “Waiver”) with Wells Fargo Bank, National Association, as administrative agent to the other lenders (the “Administrative Agent”) under the Credit Agreement and the First Amendment to the Credit Agreement dated as of June 27, 2023. The Waiver released the Company from the requirement to comply with the total net leverage ratio and the interest coverage ratio covenants for the three months ended September 30, 2023. The Waiver also required that, until such time as the Company certifies compliance with the waived financial covenants, the aggregate principal amount of the Company’s revolving loans allowed under the Credit Agreement shall be decreased from $350.0 million to $230.0 million. All other covenants and terms of the Credit Agreement remain unchanged and in effect. Although we are not required to be in compliance with the financial covenants, as of September 30, 2023, we were in compliance with the financial covenants under the Credit Facilities.

As of September 30, 2023, our forecasted results suggested there was uncertainty of meeting our covenants through a period of one year from the issuance date of the September 30, 2023 financial statements. As a result, on November 3, 2023, we amended the Credit Facilities to provide for, among other things, (i) an increase in the maximum permitted Total Net Leverage Ratio (as defined in the Credit Agreement) to 6.75 to 1.00 for the quarters ending December 31, 2023 and March 31, 2024, stepping down to 6.50 to 1.00 for the quarters ending June 30, September 30 and December 31, 2024, 5.75 to 1.00 for the quarter ending March 31, 2025, and 4.50 to 1.00 for the quarter ending June 30, 2025 and thereafter; (ii) the addition of a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant of 1.15 to 1.00 until the end of the Covenant Adjustment Period (as defined below); (iii) no Interest Coverage Ratio (as defined in the Credit Agreement) covenant until the end of the Covenant Adjustment Period; (iv) a permanent reduction in the revolving credit facility commitment from $350.0 million to $220.0 million; (v) an increase in the Applicable Commitment Fee (as defined in the Credit Agreement) during the Covenant Adjustment Period; (vi) suspension of the ability of the Company to request incremental commitments under the Credit Agreement during the Covenant Adjustment Period; (vii) an increase of 0.25% in the applicable interest rate margins on amounts outstanding under the Credit Agreement during the Covenant Adjustment Period; (viii) limits on the amount of cash the Company can keep on hand and outside the lender group during the Covenant Adjustment Period; and (ix) additional limits on permitted acquisitions, permitted indebtedness, permitted liens, restricted payments and permitted investments during the Covenant Adjustment Period. The “Covenant Adjustment Period” begins on the date of the Second Amendment and ends on the earlier of (a) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement, as amended, for the fiscal quarter ended June 30, 2025 and (b) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement as in effect immediately prior to the First Amendment for the applicable quarter.
Under specified circumstances, including non-compliance with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, we may not be able to borrow under the Revolving Credit Facility. Additionally, violations of the covenants would result in an event of default under the Credit Facilities. A default that occurs, and is not cured within any applicable cure period or is not waived, would permit lenders to accelerate the maturity of the debt under the Credit Facilities and to foreclose upon any collateral securing the debt.
As a result of the amendment above, our forecasted results indicate we will continue to be in compliance with those financial covenants through a period of one year from the issuance date of the September 30, 2023 financial statements. We cannot guarantee we will be in compliance with our financial covenants for each reporting period through a period of one year from the issuance date of the September 30, 2023 financial statements. We continually evaluate our expected compliance with the covenants described above and take all appropriate steps to proactively renegotiate such covenants when appropriate.
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
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$45.5	$76.0
Net cash used in investing activities	(5.8)	(4.1)
Net cash used in financing activities	(31.7)	(32.0)
Increase in cash, cash equivalents, and restricted cash	$8.0	$39.9
Operating activities. The decrease in Net cash provided by operating activities during the nine months ended September 30, 2023 as compared to 2022 primarily resulted from a decrease in Net income partially offset by changes in working capital.

Investing activities. During the nine months ended September 30, 2023 Net cash used in investing activities primarily resulted from the Specialty Home Health Care, Inc. acquisition in February 2023 and purchases of property and equipment. During the nine months ended September 30, 2022, Net cash used in investing activities primarily resulted from the purchases of property and equipment.
Financing activities. During the nine months ended September 30, 2023, Net cash used in financing activities primarily resulted from repayments of borrowings under the Credit Facilities. During the nine months ended September 30, 2022, Net cash used in financing activities primarily resulted from net contributions and distributions associated with the Separation from Encompass. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.
Our consolidated contractual obligations as of September 30, 2023 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility, finance lease obligations and unamortized debt issuance costs	$375.1	$20.0	$355.1
Revolving credit facility	180.0	—	180.0
Interest on long-term debt (a)	191.4	42.5	148.9
Finance lease obligations(b)	5.6	2.8	2.8
Operating lease obligations(c)	73.8	11.5	62.3
Purchase obligations(d)	6.8	4.5	2.3
Total	$832.7	$81.3	$751.4
(a)Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2023.
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
Our capital expenditures include costs associated with capital projects, technology initiatives, and equipment upgrades and purchases. During the nine months ended September 30, 2023, we made capital expenditures of $3.6 million for property and equipment and capitalized software. During 2023, we expect to spend approximately $5 million to $7 million for capital expenditures. Actual amounts spent will be dependent upon the timing of projects and acquisition opportunities.
Recent Developments
On August 23, 2023, we announced a formal process to explore strategic alternatives for our business. Our Board is considering a range of options, including, among other things, a potential sale, merger or other strategic transaction. Certain transactions involving the Company remain subject to additional conditions in the Tax Matters Agreement, including securing a tax opinion that such proposed transaction would not jeopardize the tax-free treatment of the Separation, satisfactory to Encompass in its sole and absolute discretion. No timetable has been established for the completion of the strategic review.

Critical Accounting Estimates
Except for the updates set forth below, there have been no material changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Form 10‑K.
We are required to test our goodwill for impairment at least annually, as of October 1, or more frequently if events or changes in circumstances indicate that it is more likely than not goodwill is impaired.
During the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified potential impairment triggering events in the fourth quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included lower than expected fourth quarter operating results, a change in our acquisition strategy, and declining collections, which we believe is in part a result of the growing shift in our third‑party payor mix, and specifically, an increase in Medicare Advantage payors.
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
During the three months ended September 30, 2023, we identified potential impairment triggering events in the quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included our performance against the 2023 forecast and a decrease in our share price and market capitalization.
We estimated the fair value of our reporting units using both the income approach and market approach. The assumptions used in the income approach incorporate a number of significant estimates and judgments, including revenue growth rates, timing of acquisitions and de novo openings, forecasted operating margins, and the weighted-average cost of capital. The market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation, and amortization, from other businesses that are similar to each reporting unit and implied control premiums.
While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in current general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, rising interest rates and labor costs, and delays in our ability to complete acquisitions and de novo openings, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods.
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
No impairment was identified as a result of the quantitative analysis in the third quarter of 2023.
We performed a sensitivity analysis by reporting unit and determined that, assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in a decrease in the fair value of the home health reporting unit of approximately $35 million. A 100 basis point increase in the discount rate assumption would result in a decrease in the fair value of the hospice reporting unit of $10 million. We base our fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of September 30, 2023, our primary variable rate debt outstanding related to $180.0 million in advances under our Revolving Credit Facility and $375.0 million under our Term Loan A Facility. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of $3.6 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $3.6 million over the next 12 months. On October 20, 2022, we entered into an interest rate swap. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. The impact of increases and decreases in interest rates on our cash flow discussed above includes the impact of the interest rate swap.
See Note 4, Long-term Debt, to the accompanying unaudited condensed consolidated financial statements for additional information regarding our long-term debt.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting as described below under “Material Weaknesses in Internal Control over Financial Reporting.”
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously described in our Form 10-K for the year ended December 31, 2022, management identified material weaknesses in our internal control over financial reporting that continue to exist as of September 30, 2023. We did not design and maintain effective controls to (i) monitor and review the estimated recoverability of accounts receivable, including the impact of changes to our third-party payor mix and (ii) identify potential goodwill impairment triggering events, including the impact of changes to our third-party payor mix. These material weaknesses resulted in adjustments to our consolidated financial statements as of and for the year ended December 31, 2022 to net service revenue, accounts receivable, goodwill, and net income.
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

Remediation Plan and Status
We have enhanced the design of our controls and have completed the following remediation efforts as of September 30, 2023:
•Enhanced controls around monitoring and reviewing the estimated recoverability of accounts receivable, including     the impact of changes to our third-party payor mix,
•Enhanced controls related to the identification of potential goodwill impairment triggering events, including the impact of changes to our third-party payor mix, and
•Enhanced controls related to the preparation and review of our goodwill impairment analysis, including the allocation of carrying amounts to each reporting unit.
While we believe our new and revised controls address the material weaknesses, management cannot deem them remediated until these controls have operated for a period of time sufficient for management to conclude, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
As described in the “Remediation Plan and Status” section, there were changes during the quarter ended September 30, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except for the updates set forth below, there have been no material changes from the risk factors disclosed in Item 1A, “Risk Factors” in the Form 10-K as updated by the risk factors disclosed in Item 1A, “Risk Factors” in the Form 10-Q for the period ended March 31, 2023.
There can be no assurance that our review of strategic alternatives will result in our pursuing any strategic transaction or that we will successfully consummate any particular strategic transaction on attractive terms or at all, and there may be negative impacts on our business and stock price as a result of the process of exploring strategic alternatives.
On August 23, 2023, we announced a formal process to explore strategic alternatives for our business. Our board of directors is considering a range of options, including, among other things, a potential sale, merger or other strategic transaction. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. We do not intend to disclose developments or provide updates on the progress or status of the strategic alternatives review process until our board of directors deems further disclosure is appropriate or necessary. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.
The process of continuing to evaluate our strategic alternatives may be costly, time-consuming and complex, and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we identify or consummate a strategic transaction, and the attention of management and our board of directors could be diverted from our core business operations. Whether the process will result in any transaction, our ability to complete any transaction, and if our board of directors decides to pursue one or more transactions, will depend on numerous factors, some of which are beyond our control, including the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our business and its prospects, market conditions, interest rates and industry trends. Our stock price may be adversely affected if the evaluation does not result in a transaction or if one or more transactions are consummated on terms that stockholders view as unfavorable to us.
Our ability to consummate a strategic transaction also depends upon our ability to retain our employees. A material departure of employees, or the departure of certain key employees, may adversely impact our ability to attract strategic partners or the value we could command in a potential strategic transaction with such partners. Any strategic transaction may also increase our risk of litigation, require government approval, or result in a government investigation, even if no wrongdoing has occurred. The costs of defending litigation or responding to a government investigation could be significant and could adversely affect our ability to consummate a potential strategic transaction. Furthermore, our Tax Matters Agreement with Encompass Health Corporation (EHC) requires that certain potential strategic transactions be approved in advance by EHC, in its sole and absolute discretion. There can be no assurance that EHC will give its approval in a timely manner or at all.

Even if we successfully consummate a strategic transaction, we may fail to realize all or any of the anticipated benefits of any such transaction, such benefits may take longer to realize than expected, we may encounter integration difficulties or we may be exposed to other operational and financial risks. Any of these failures may negatively impact the ultimate value realized in any potential strategic transaction.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
During the three months ended September 30, 2023, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased under our Share Repurchase Plans
July 1 through July 31	2,779	$11.89	—	—
August 1 through August 31	—	—	—	—
September 1 through September 30	—	—	—	—
Total	2,779	$11.89	—	—
(1)Represents shares of common stock we repurchased in July to satisfy employee tax-withholding obligations in connections with the vesting of stock‑based compensation awards.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

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

10.1

Limited Waiver to the Credit Agreement, dated as of September 29, 2023, by and among Enhabit, Inc., Wells Fargo Bank, as administrative agent, collateral agent, and swingline lender, and various other lenders (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8- K filed on October 2, 2023).

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

ENHABIT, INC.

By:	/s/ Crissy B. Carlisle
Crissy B. Carlisle
Chief Financial Officer

Date:	November 13, 2023