Form 10-K
period 2023-12-31
Enhabit, Inc.
filed 2024-03-15
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $570.7 million (based on the last reported sale price on the New York Stock Exchange as of such date).
The registrant had outstanding 50,155,940 shares of common stock as of March 12, 2024.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement for its 2024 Annual Meeting of stockholders are incorporated by reference into Part III.

i

NOTE TO READERS
As used in this report, the terms “Enhabit,” “we,” “us,” “our,” and the “Company” refer to Enhabit, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) contains historical information, as well as forward‑looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, our ability to execute on our strategic plans; regulatory and other developments impacting the markets for our services; changes in reimbursement rates; general economic conditions; changes in the episodic versus non-episodic mix of our payors, the case mix of our patients, and payment methodologies; our ability to attract and retain key management personnel and healthcare professionals; potential disruptions or breaches of our or our vendors’, payors’, and other contract counterparties’ information systems; the outcome of litigation; our ability to successfully complete and integrate de novo locations, acquisitions, investments, and joint ventures; our ability to successfully integrate technology in our operations; our ability to control costs, particularly labor and employee benefit costs; factors that affect the timing and options in our strategic review and, following our strategic review, consummating a strategic transaction on attractive terms or at all; and such other factors as are discussed throughout Part I, Item 1A, “Risk Factors,” of this Annual Report.

ii

Part I.
Item 1. Business.
Our Business
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. Over that time, we have grown to become the fourth-largest provider of home health services and a leading provider of hospice services nationally, measured by 2022 Medicare revenues. As of December 31, 2023, our footprint comprised 255 home health and 110 hospice locations across 34 states.
Our industry is supported by an aging U.S. population, an increased focus on shifting care to lower-cost settings, and patients’ preference for home-based care. Our scale and density in targeted markets, our disciplined operating model emphasizing the use of technology, our clinical expertise, and our award-winning culture are key factors to our success. These competitive advantages enable us to outperform many of our competitors in both clinical quality and efficiencies, while positioning us as an attractive partner to health systems, payors, and other risk-bearing entities.
We operate our business in two segments, home health and hospice.
•Our home health agencies provide a comprehensive range of Medicare-certified skilled home health services, including skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. Our patients are typically older adults with chronic conditions and significant functional limitations who are on multiple medications. Our home health business benefits from a diversity of referral sources, with patients referred from acute care hospitals, inpatient rehabilitation facilities, surgery centers, assisted living facilities, and skilled nursing facilities, as well as community physicians. We work closely with patients, families, caregivers, and physicians to deliver data-driven, evidence-based care plans focused on patient needs and goals. For the year ended December 31, 2023, our home health segment had 207,448 patient admissions and generated $850.1 million in Net service revenue, or 81.2% of Enhabit’s total Net service revenue.
•Our hospice agencies provide high-quality hospice services to terminally ill patients and their families. Hospice care focuses on the quality of life for patients experiencing an advanced, life limiting illness by treating the symptoms of the disease, rather than the disease itself. Our dedicated team of professionals works together to manage symptoms so that a patient’s remaining time may be spent with dignity and in relative comfort, surrounded by loved ones, and typically at home. For the year ended December 31, 2023, our hospice segment had an average daily census of 3,441 patients and generated $196.2 million in Net service revenue, or 18.8% of Enhabit’s total Net service revenue.
We drive operating efficiency by leveraging our market density as our volumes increase, enabling our clinicians to spend less time on the road and more time providing care. We believe our operating structure positions us to increase our home health admissions as the industry continues to expand. Despite our status as the fourth-largest provider of home health services, measured by 2022 Medicare revenues, our Medicare fee for service market share is only 3.8%. Given the high fragmentation of the industry, we believe there will be significant opportunities for consolidation.
Our operations are supported by an electronic medical records platform and a predictive analytics platform. We believe our history and familiarity with these platforms enable us to deliver superior clinical and operational outcomes.
Our History
Since our founding in 1998, we have established an extensive record of providing high-quality care and demonstrated a consistent ability to innovate during varying economic and regulatory climates. Between December 31, 2014 and July 1, 2022, we operated as a reporting segment of Encompass Health Corporation (“Encompass”). On July 1, 2022, Encompass completed the previously announced separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”) as of the close of business on June 24, 2022. As a result of the Distribution, Enhabit is now an independent public company, and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”). As part of the Separation, Enhabit and Encompass entered into certain agreements that provide a framework for our relationship with Encompass after the Separation and Distribution. For additional discussion of the Separation and Distribution, as well as our relationship with Encompass, see Item 1A, “Risk Factors —Risks Related to Our Separation from Encompass,” in this Annual Report.

Since 2015, we have deployed over $798.0 million of capital on 42 home health and hospice acquisitions, which we have fully integrated into our business. Over that same period, we have opened 41 de novo locations across 20 states, including 21 home health and 20 hospice locations. For more information and commentary on our history and financial performance, see “—Our History” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report.
Our Industries and Opportunity
We operate in large, growing, and highly fragmented industries.
In 2021, approximately $125.2 billion was spent on broader home health expenditures, according to National Health Expenditures published by the Centers for Medicare and Medicaid Services (“CMS”). Home health expenditures are expected to grow to approximately $250.6 billion by 2031, representing a 7.2% compound annual growth rate. Within this expanding market, we focus primarily on skilled home health services.
Medicare Advantage is becoming a more prevalent payor source within skilled home health services. Given our low cost of care and high-quality outcomes, we believe we are well-positioned to serve this growing population.
The home health industry is comprised of both for-profit and not-for-profit organizations. Our competitors include large home health providers, some of which have recently been acquired by payors, as well as publicly traded and privately owned freestanding agencies, facility-based home health agencies, visiting nurse associations and government-owned agencies. The number of Medicare‑certified home health agencies is near an all-time high – approximately 11,700 according to the CMS provider catalog published in October of 2023. In 2021, home health agencies provided care to approximately 3 million Medicare beneficiaries.
The home health reimbursement landscape experienced a fundamental shift when Medicare implemented the Patient Driven Groupings Model (“PDGM”) for home health agencies on January 1, 2020. The impact of PDGM, which was expected to put downward pressure on home health revenues and increase administrative burdens, coincided with the beginning of the COVID-19 pandemic. Federal relief funding, including funds distributed under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), the Paycheck Protection Program and the Medicare Accelerated Advanced Payment Program, as well as the payroll tax deferral permitted by the CARES Act, temporarily delayed the potentially negative effects of PDGM for those home health agencies that accepted relief funding. We did not accept any CARES Act funds.
The United States Congress (“Congress”) mandated that the Secretary of Health and Human Services make assumptions about potential behavior changes within the Medicare home health industry related to the implementation of PDGM and make one or more adjustments to the reimbursement system to achieve overall budget neutrality. The public health emergency associated with the COVID-19 pandemic delayed action from the Secretary in the 2021 and 2022 home health rules. However, on October 31, 2022, CMS released its notice of final rulemaking for calendar year 2023 for home health agencies under the home health prospective payment system (the “2023 HH Rule”). CMS outlined its methodology and assessment of the PDGM’s budget neutral implementation throughout 2020 and 2021 along with its plan to implement significant permanent and temporary adjustments. In the calendar year 2024 final home health rule, CMS continued its methodology and resulting application of additional amounts of permanent adjustments, and also calculated an increased amount of negative temporary adjustments ostensibly to be collected at some point in the future. Although a major industry group has filed a litigation challenge to the propriety of CMS’s methodology, and CMS’s application of the methodology in the 2023 HH Rule, pending the outcome of that litigation, we anticipate CMS’s temporary and permanent adjustments will drive industry consolidation, particularly of smaller home health agencies. See “—Regulatory,” “—Sources of Revenue,” and Item 1A, “Risk Factors,” for additional detail on PDGM.
According to CMS, Medicare spending for hospice care increased from $3 billion in 2000 to $23 billion in 2021, reflecting a compound annual growth rate of 10.2%. Based on our experience and industry knowledge, we believe Medicare revenues represent the vast majority of total expenditures in the hospice market. The hospice industry is fragmented, with approximately 1.7 million Medicare beneficiaries receiving hospice services in 2021. Additionally, there were approximately 7,000 providers according to the CMS provider catalog published in November of 2023. Hospice use among Medicare beneficiaries has grown substantially in recent years, suggesting a greater awareness of and access to hospice services. While we are a leading hospice services provider, measured by 2022 Medicare revenues, our hospice business accounts for only approximately 1.0% of the Medicare hospice market. We believe increasing demand and broader understanding and utilization of hospice care, and the fragmented nature of the industry, provide an attractive opportunity for our hospice business.

Growing Senior Population Driving Increased Demand
We believe the demand for home health and hospice services will continue to increase as the growth in the number of seniors in the United States remains strong. According to estimates from the U.S. Census Bureau and The 2021 Profile of Older Americans published November 2022 by the Administration for Community Living and the Administration on Aging, the 65 and older population increased from 40.5 million in 2010 to 55.7 million in 2020, or an increase of 38%. The 65 and older population is projected to reach 80.8 million by 2040 and 94.7 million by 2060. Additionally, the 85 and older population is projected to more than double from 6.7 million in 2020 to 14.4 million in 2040.
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
Increasing Focus on Shifting Care to Lower Cost Settings
The growing senior population is contributing to rising healthcare costs in the United States, putting pressure on an already strained healthcare system. Accordingly, there is an increasing level of focus on expanding services and reducing the cost of care. The Medicare cost per day in home health and cost per patient per day in hospice is $67 and $180, respectively, compared to a skilled nursing facility of $556 per day, highlighting the savings potential for the healthcare system. In spite of this cost advantage, the annual Medicare expenditure on skilled nursing facilities is over $27 billion as compared to home health and hospice, which are each less than $24 billion. We believe health care payors will increasingly encourage the treatment of patients in their homes and other low-cost settings. As a leader in the home health and hospice markets, we anticipate this shift will help propel our continued growth, providing us with greater flexibility in reimbursement structures.
Patient Preference for Home-Based Care
We believe most patients prefer to receive care at home. Based on a 2021 American Association of Retired Persons (“AARP”) survey, 77% of those over age 50 want to stay in their residence as long as possible. Similarly, a 2017 study by the Kaiser Family Foundation found that seven in ten Americans would prefer to spend their last days at home as opposed to any other care setting. In addition, the COVID-19 pandemic significantly accelerated the demand for high‑quality home‑based care, and we believe the trend will continue.
Emphasis on Value-Based Payment Models
Rising healthcare costs for the expanding population of older adults in the United States drive more focus on value‑based payment models that incentivize cost-effective and clinically appropriate care. Enhabit has a history of participating in value-based payment models. We were episode initiators in the original Bundled Payments for Care Improvement (“BPCI”) program. Additionally, we work alongside many Accountable Care Organizations (“ACOs”) to help them reduce the overall cost of care. In some cases we have been able to negotiate shared-savings opportunities and/or pay for performance.
Our payor innovation strategy includes four primary tenets: (i) building relationships with payors and conveners; (ii) obtaining new agreements with favorable rates and terms; (iii) renegotiating existing agreements to provide more favorable rates and terms; and (iv) whenever possible, negotiating to include value-based incentives in our agreements. Collectively we refer to these efforts as Payor Innovation. The Payor Innovation team executes this strategy in collaboration with the executive leadership team. We continue to evaluate new models and other opportunities to collaborate with both existing and new payors along with potential strategic partners. Our industry-leading capabilities and clinical results, including our low acute care hospitalization and hospital readmission rates, position us to bring value to all payors, who are focused on managing and reducing the total cost of care.
Our Competitive Strengths
We believe we differentiate ourselves from our competitors by the quality of our clinical outcomes, the scale and density of our footprint, our consistent and disciplined operating model, and our people and award‑winning culture, among other factors. We also believe our competitive strengths allow us to adapt and succeed in a healthcare industry facing continuing regulatory changes focused on improving outcomes and reducing costs.

Scale and Density
Our current footprint reflects our multi-decade effort to establish scale and density in key markets with attractive demographic and regulatory profiles. We are a leading home health provider in many of the states where we operate, measured by 2022 Medicare revenues. The 34 states where we operate accounted for approximately 66% of total U.S. home health Medicare revenues in 2022. Our presence in these markets helps us increase operating efficiency and brand awareness. These operating efficiencies also help us reduce our home health cost per visit, which we believe is consistently lower than many of our peers. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results of Operations,” for our home health cost per visit for the years ended December 31, 2023, 2022, and 2021.
Additionally, due to the demographic overlap of our patients, we believe some of our home health patients will eventually require and choose the services of our hospice segment. We are one of the nation’s largest providers of Medicare-certified hospice services, measured by 2022 Medicare revenues. As of December 31, 2023, 105 of our 110 hospice locations were co-located within our home health markets, allowing us to minimize gaps in care and disruption to the patient. We believe this continuity of care between our home health and hospice businesses creates a growth opportunity for our hospice business, particularly as we add hospice services in our other home health markets.
Consistent and Disciplined Operating Model
Our operating model, which emphasizes consistency and the disciplined use of technology, has driven our industry leadership in both clinical quality and cost-effectiveness. We leverage our comprehensive technology capabilities and centralized administrative functions to define best practices, streamline staffing models, and identify supply chain efficiencies across our extensive platform of operations. We invest significant time and training resources teaching our operators to utilize the informatics of our technology to help drive timely decisions in the field. Our pairing of technology with a culture that includes substantial training resources and well-established operating protocols helps us deliver superior results.
Clinical Expertise and High-Quality Outcomes
We have extensive home-based clinical experience from which we have developed standardized best practices and protocols. We believe these best practices and protocols, when combined with our technology and well-trained, mission‑motivated clinicians, help ensure the delivery of consistently high-quality healthcare services, reduced inefficiencies, and improved performance across a spectrum of operational areas. These best practices and protocols allow us to have Quality of Patient Care (“QoPC”) ratings and 30-day readmission rates that are meaningfully better than the national average. As of January 2024, the last publicly reported Star ratings, our QoPC Star Rating and Home Health Care Assessment of Healthcare Providers and Systems (“HHCAHPS”) Patient Survey Star Rating averaged 3.5 and 3.7, respectively, higher than the national averages of 3.0 and 3.5, respectively. For additional discussion of CMS’s Star ratings, see Item 1A, “Risk Factors—Risks Related to Our Business—Reimbursement Risks.”
We focus on hospital readmission and acute care hospitalization rates as our primary indicators of clinical quality. We believe this focus results in superior clinical outcomes for patients, providers, and payors. On a non-risk adjusted basis, our 30-day hospital readmission rate was 14.0% in 2023, 20.5% lower than the national average of 17.6% in 2022; our 60-day acute care hospitalization rate was 13.8%, 2.1% lower than the national average of 14.1%, as reported by CMS in the 2022 Provider Data Catalog.
People and Award-Winning Culture
Through our employee-first culture, we undertake significant efforts to ensure our clinical and support staff receive the education, training, and support necessary to provide the highest quality care in the most cost-effective manner. We have been recognized for nine consecutive years by Fortune magazine as a ‘Top 20 in Healthcare’ in the United States and for ten consecutive years by Modern Healthcare as a ‘Best Place to Work in Healthcare.’ We believe our award-winning culture is an important component to attracting and retaining talent as demand for our services continues to grow.
Our Strategy
Our strategy comprises several avenues for continued growth, including organic growth through existing operations, opening new locations, increasing our Payor Innovation contracts and shifting business to Medicare Advantage contracts that pay us improved rates, leveraging our expertise in care transitions, and, consistent with the terms of our credit facilities, pursuing strategic acquisitions. We are also exploring strategic alternatives for our business, as further discussed below.
Drive Organic Growth at Existing Operations
We hold a leading position in a number of markets that will allow us the opportunity to generate long-term, attractive organic growth. We believe there will continue to be strong demand for our services due to significant industry tailwinds, our high-quality clinical outcomes, and our cost-effective operating model. We seek internal growth in our existing markets by consistently increasing the number of referrals and referral sources we serve. To achieve this growth, we (1) educate healthcare providers about the scope and benefits of our services, (2) position our agencies to add value in their communities by avoiding unnecessary hospitalizations, (3) focus on high-quality care and related outcomes for our patients, (4) identify related products and services needed by our patients and their communities, and (5) provide a superior work environment for our employees as part of our focus to recruit and retain our clinical staff. As we continue to grow organically, our scale and density will increase, further reinforcing our ability to deliver cost‑effective care.
Execute on De Novo Strategy in New Markets
We will continue to execute on our de novo strategy to complement our organic growth. Since 2015, we have opened 41 de novo locations across 20 states, 21 of which are home health locations and 20 of which are hospice locations. Because our existing footprint includes states that do not have certificate of need (“CON”) laws, there are significant opportunities for us to open de novo locations. See Item 2, “Properties,” for a listing of certificate of need states in which we have operations. We believe there is a significant opportunity for our hospice segment to benefit meaningfully from de novo locations as we open new hospice sites in markets where we already have a home health presence. We believe our ability to leverage our existing home health infrastructure, referral sources, and brand enable us to launch new hospice locations efficiently.
Create Revenue Opportunities in Medicare Advantage Through Improved Contracts
Slightly more than half of Medicare beneficiaries, approximately 31.6 million people, chose a Medicare Advantage plan over traditional Medicare as of December 2023, an 8.6% increase year over year. The percentage of Medicare beneficiaries choosing Medicare Advantage is expected to grow to 62% by 2033 according to Congressional Budget Office estimates. While Medicare Advantage accounted for only 19.0% of our revenue in 2023, we believe our Payor Innovation team’s successes in negotiating Medicare Advantage contracts with improved rates position us well to expand our business in this fast-growing segment of the market. We believe we can attract Medicare Advantage payors and benefit administrators with our track record of providing high-quality outcomes and lower hospital readmission rates, along with our successful participation in risk-based payment models. By executing our strategy to shift Medicare Advantage business to our Payor Innovation contracts, we believe our focus on this segment of the market can drive growth. Although Medicare Advantage billings and collections are more labor intensive than with traditional Medicare, and Medicare Advantage generally involves a discount for services relative to traditional Medicare, we believe growth with these payors is important given that more Medicare eligibles are choosing Medicare Advantage plans.
Leverage Care Transitions Expertise
Our track record of performance and quality enables us to develop strong relationships with health systems and facility-based providers. We believe we are an attractive provider for patients transitioning from a facility-based setting due to the quality of our outcomes, data management, scale and market density, and proven ability to safely transition high acuity and/or chronically ill patients to the home. Our deep understanding of care transitions and ability to achieve industry-leading low hospital readmission rates make us the provider of choice for many facility-based referral sources. These relationships are integral to realizing positive outcomes from transitions of care.
Strategic Acquisitions
Historically, our growth strategy partially relied on acquisitions, and although our existing credit facility currently restricts acquisitions, they remain part of our long-term growth strategy. We have focused on acquisition opportunities where we believe we can accelerate top-line growth while also expanding profit margins. We have a proven history spanning over 20 years of consummating and fully integrating acquisitions culturally, technologically, and operationally. See Note 2, Business Combinations, to the accompanying consolidated financial statements for additional information about our acquisition related activities in 2023, 2022, and 2021.

Strategic Alternatives Review
On August 23, 2023, we announced a formal process to explore strategic alternatives for our business. Our board of directors is considering a range of options, including, among other things, a potential sale, merger or other strategic transaction. Until July 1, 2024, certain potential transactions involving the Company remain subject to additional conditions in the tax matters agreement (the “Tax Matters Agreement”) between us and Encompass, including securing a tax opinion that the transaction would not jeopardize the tax-free treatment of the Distribution and certain related transactions, satisfactory to Encompass in its sole and absolute discretion. No timetable has been established for the completion of the strategic review.
Our Services
Home Health
Our home health business is the nation’s fourth-largest provider of Medicare-certified skilled home health services, measured by 2022 Medicare revenues. Our home health business had 207,448 patient admissions for the year ended December 31, 2023. As of December 31, 2023, we operated 255 home health agencies in 34 states.
Our home health services are prescribed by a physician, typically following an episode of acute illness or surgical intervention, an exacerbation or worsening of a chronic disorder, or a patient’s discharge from a hospital, skilled nursing facility, rehabilitation hospital or other institutional setting. In 2023, approximately 38% of our home health patient admissions were from physician offices or other community referral sources, and approximately 62% were from facility‑based sources, including acute care hospitals, long-term care facilities, skilled nursing facilities, or rehabilitation hospitals.
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
Our physical, occupational, and speech therapists provide therapy services to patients in their homes. Our therapists coordinate multi-disciplinary treatment plans with physicians, nurses, and social workers to restore patients’ basic mobility skills, such as getting out of bed, walking safely (with assistive devices if needed), and restoring range of motion to specific joints. Our therapists also assist patients and their families with improving and maintaining functional activities of daily living such as dressing, cooking, cleaning, and managing other activities safely in the home environment. Our speech and language therapists provide corrective and rehabilitative treatment to patients who suffer from physical or cognitive deficits or disorders that create difficulty with verbal communication or swallowing.
Hospice
Our hospice operations represent one of the nation’s largest providers of Medicare-certified hospice services, measured by 2022 Medicare revenues. For the year ended December 31, 2023, our hospice services had an average daily census of 3,441 hospice patients. As of December 31, 2023, we operated 110 hospice agencies in 24 states.
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

Operations
Each of our home health and hospice agencies is staffed with administrative professionals and clinical staff who are experienced in providing a wide range of patient care services. Each of our home health and hospice agencies is licensed and certified by the federal government as well as the appropriate state governments. Our operations consist of three core areas—field- and branch-level operations, business development team operations, and corporate support operations. We believe separating these responsibilities among these categories allows our clinical and administrative professionals to focus on patient care, while enabling our business development team to focus on referral development.
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
Business Development
We have teams allocated to all aspects of the referral and patient onboarding process. We believe this high touch approach enables our business development teams to develop deep rooted relationships and build density in the markets they serve, ultimately increasing patient referrals to our home health and hospice agencies.
Our business development team has access to a variety of technology platforms that provide real-time market intelligence and analysis. These tools allow team members to quickly identify and prioritize referral sources and share with potential referral sources clinical outcome performance indicators that highlight our clinical expertise.
These technology platforms provide team members with a clear picture of where each referral source is sending its patients and show us how we compare to our competitors in terms of quality outcomes. Our web-based portal allows referring physicians to easily monitor the care and progress of their patients and to sign orders electronically, building loyalty with our referral sources.
Sources of Revenue
We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a considerably lesser degree, state governments (under their respective Medicaid or similar programs), as well as directly from patients. Revenues and receivables from Medicare are significant to our operations. The federal and state governments establish payment rates as described in more detail below. We negotiate payment rates with non-governmental group purchasers of healthcare services that are included in “Managed care” in the table below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs, but patients are responsible to the extent of any exclusions, deductibles, co-payments, or coinsurance features of their coverage. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in managed care plans. For the year ended December 31, 2023, revenues from Medicare and Medicare Advantage represented 90.5% of total Net service revenue.

The following table identifies the sources and relative mix of our revenues for the periods stated for our consolidated business:

	For the Year Ended December 31,
	2023	2022	2021
Medicare(1)	71.5%	78.4%	81.9%
Medicare Advantage	19.0%	14.2%	10.6%
Managed care	8.2%	6.1%	5.9%
Medicaid	1.2%	1.2%	1.4%
Other	0.1%	0.1%	0.2%
Total	100.0%	100.0%	100.0%

(1)    The decline in Medicare revenue as a percentage of our home health Net service revenue and corresponding increase in Medicare Advantage revenue is primarily the result of continued national enrollment increases in Medicare Advantage plans by Medicare beneficiaries.
Medicare Reimbursement
Medicare is a federal program that provides hospital and medical insurance benefits to persons aged 65 and over, qualified disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare providers, facilities, and services. Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises Congress on issues affecting Medicare, makes policy recommendations to Congress for a variety of Medicare payment systems, including, among others, the Home Health Prospective Payment System (“HH-PPS”) and the Hospice Payment System (“Hospice-PS”). Congress is not obligated to adopt MedPAC recommendations, and, in previous years, Congress has frequently chosen not to adopt MedPAC recommendations. However, MedPAC recommendations have, and could in the future, become the basis for subsequent legislative or, as discussed below, regulatory action.
The Medicare statutes are subject to change from time to time. For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act (“2010 Healthcare Reform Laws”). With respect to Medicare reimbursement, the 2010 Healthcare Reform Laws provided for specific reductions to healthcare providers’ annual market basket updates and other payment policy changes. In August 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through fiscal year 2030 unless Congress and the President take further action. In response to the public health emergency associated with the pandemic, Congress and the President suspended sequestration through April 1, 2022, as discussed further below.
On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”), which included several provisions affecting Medicare reimbursement. Among those changes, the 2018 Budget Act mandated the adoption of a new Medicare payment model for home health providers which went into effect January 1, 2020.
In March 2021, President Biden signed the American Rescue Plan Act. The Congressional Budget Office estimated the American Rescue Plan Act would result in budget deficits that will require a 4% reduction in Medicare program payments for 2022 under the Statutory Pay-As-You-Go Act (“Statutory PAYGO”) of 2010 unless Congress and the President take action to waive the Statutory PAYGO reductions. The Protecting Medicare and American Farmers from Sequester Cuts Act suspends until 2025 the Statutory PAYGO reductions that would have gone into effect under the American Rescue Plan Act.
In the future, concerns about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. The future of the aforementioned regulations as well as the nature and substance of any other healthcare legislation remain uncertain.
From time to time, Medicare regulations, including reimbursement methodologies and rates, can be further modified by CMS. CMS, subject to its statutory authority, may make some prospective payment system changes, including in response to MedPAC recommendations. For example, CMS instituted a rebasing adjustment in the HH-PPS consistent with a MedPAC recommendation. In some instances, CMS’s modifications can have a substantial impact on healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in prospective payment systems, including the HH-PPS and Hospice-PS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, home health and hospice agencies are required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a 2% and 4% reduction, respectively, in their market basket annual payment update. For 2024, we expect to have two home health and no hospice providers that will receive a 2% and 4% reduction, respectively, in payments related to quality data submission.
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
There are currently no limits to the number of home health treatment periods a Medicare patient may receive assuming there is eligibility for each successive period. PDGM also reduced the early payment opportunity available through requests for anticipated payment (“RAP”) in 2020. Beginning in 2021, providers no longer have the opportunity to receive early payment through the RAP process. However, providers are required to submit certain RAP documentation components within five days of the start of each payment period and are subject to reimbursement penalties if not timely filed. Beginning in 2022, home health providers are required to submit a Notice of Admission (“NOA”) within five days of the start of the initial treatment period. CMS will reduce reimbursement for agencies that fail to submit an NOA timely.
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
On October 31, 2022, CMS released its notice of final rulemaking for calendar year 2023 for home health agencies under the 2023 HH Rule. The 2023 HH Rule implemented a net 4.0% market basket increase (market basket update of 4.1% reduced by 0.1% for a productivity adjustment) and a 5% cap on wage index decreases, updated the case-mix weights and fixed-dollar loss ratio for outlier payments, and updated the LUPA thresholds. The 2023 HH Rule also implemented a permanent negative behavioral adjustment of 7.85% to the calendar year 2023 base payment rate, which was phased in at 3.925% for 2023.
On November 1, 2023, CMS issued the 2024 Home Health Prospective Payment System Rate Update final rule (the “2024 Home Health Final Rule”). The rule reflects an estimated overall increase in Medicare home health reimbursement rates of 0.8% relative to 2023 levels. This payment update is the collective impact of a 3.3% market basket positive adjustment and a 0.4% fixed‑dollar loss ratio positive adjustment, offset by a 0.3% productivity negative adjustment and a 2.6% permanent behavioral negative adjustment. CMS implemented one half of the permanent behavioral adjustment it estimated was called for and did not implement any of the temporary adjustments now estimated to be approximately $3.5 billion as of the end of calendar year 2022. Based on our analysis, which utilizes, among other things, our patient mix over the period from January 1, 2023 through December 31, 2023, our specific geographic coverage area, and other factors, we estimate the 2024 Home Health Final Rule will result in a net increase to our Medicare payment rates of approximately 1.2% effective for services provided beginning January 1, 2024.

Hospice
Medicare pays hospice benefits for patients with life expectancies of six months or less, as documented by the patient’s physician. Under Medicare rules, patients seeking hospice benefits must agree to forgo curative treatment for their terminal medical conditions. Medicare hospice reimbursements are subject to a number of conditions of participation, including the use of volunteers and onsite visits to evaluate aides. Volunteers provide day-to-day administrative and direct patient care services in an amount that, at a minimum, equals 5.0% of the total patient care hours of all paid hospice employees and contract staff. A registered nurse conducts an onsite visit every two weeks to evaluate if aides are providing care consistent with the care plan. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”) created a new Medicare survey program for hospice agencies that requires a survey at least once every three years. Hospices that are found to be out of compliance could be subjected to new civil monetary penalties that accrue according to days out of compliance, as well as other forms of corrective action.
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
On July 27, 2022, CMS released its notice of final rulemaking for calendar year 2023 for hospice agencies under the hospice prospective payment system (the “2023 Hospice Rule”). In addition to other changes, the 2023 Hospice Rule implemented a net 3.8% market basket increase (market basket update of 4.1% reduced by 0.3% for a productivity adjustment). The 2023 Hospice Rule also implemented a permanent, budget neutral approach to smooth year to year changes in the hospice wage index.
On July 28, 2023, CMS issued its final rule for hospice payments for fiscal year 2024 (the “2024 Hospice Final Rule”). Effective October 1, 2023, CMS implemented a 3.1% net increase to reimbursement rates as compared to 2023 reimbursement rates. This update represents a 3.3% update to the market basket, reduced by a 0.2% productivity adjustment. Based on our analysis, which utilizes, among other things, our patient mix annualized over the twelve-month period ended December 31, 2023, our specific geographic coverage area, and other factors, we estimate the 2024 Hospice Final Rule will result in a net increase to our Medicare payment rates of approximately 2.9% effective for services provided beginning October 1, 2023.
Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party benefit administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rates) unless a party elects to terminate the contract. In 2023, typical rate increases for our renewed home health and hospice contracts ranged from 3-5%. We cannot provide any assurance we will continue to receive increases in the future. Our Payor Innovation team focuses on establishing and renegotiating contracts that provide equitable reimbursement for the services provided.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of some services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net service revenue. In certain states in which we operate, we are experiencing an increase in Medicaid patients, partially as a result of expanded coverage consistent with the intent of the 2010 Healthcare Reform Laws. However, for the year ended December 31, 2023 Medicaid payments represented only 1.2% of our consolidated Net service revenue.
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
Our Competition
We are the fourth-largest provider of Medicare-certified skilled home health services and a leading provider of hospice services in the United States, measured by 2022 Medicare revenues. Our primary competition varies from market to market. Providers of home health and hospice services include both for-profit and not-for-profit organizations. Payors have acquired or plan to acquire the three largest providers of home health services in the United States. Each of those providers also has or had a large hospice organization. If the latest announced transaction is completed, we will be the largest remaining publicly traded standalone home health organization in the country.
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
Regulation
The healthcare industry is subject to significant federal, state, and local regulations that affect our business by controlling our reimbursement rates, requiring operational licenses or certification, regulating our relationships with physicians and other referral sources, regulating our properties, and controlling our growth. State and local healthcare regulation may cover additional matters such as nurse staffing ratios, healthcare worker safety, marijuana legalization, and medical aid in dying. These laws and regulations are extremely complex, and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Regulations and policies frequently change, and we monitor these changes through trade and governmental publications and associations.
We have developed a compliance program to help ensure we meet regulatory and legal requirements applicable to our business. Our compliance program is overseen primarily by the Care, Compliance, and Cybersecurity Committee, whose function is to assist our board of directors in fulfilling its fiduciary responsibilities relating to our regulatory compliance. Our Chief Compliance Officer provides quarterly reports to the Care, Compliance, and Cybersecurity Committee on compliance efforts and related matters. At the management level we have established an executive compliance committee, chaired by our Chief Compliance Officer, and an inter-departmental privacy and security committee that generally meets at least quarterly and oversees our programs and initiatives that seek to protect and secure our data and systems. For additional discussion of the regulatory risks associated with our business, see Item 1A, “Risk Factors—Risks Related to Our Business.”
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
Certificates of Need
In some states the acquisition of existing agencies or the introduction of new home health and hospice services may be subject to review by and prior approval of state regulatory bodies under a certificate of need law or similar permit of approval. Currently, state health authorities in 11 states where we operate require a certificate of need in order to establish and operate a home health care center, and state health authorities in 5 states where we operate require a certificate of need to operate a hospice care center. As of December 31, 2023, approximately 33% of our home health and hospice locations are in states that have certificate of need laws.
Certificate of need laws require a reviewing authority or agency to determine the public need for additional or expanded healthcare agencies, locations, or services. Certificate of need laws in some states require us to abide by certain charity care commitments as a condition for approving a certificate of need. In any state where we are subject to a certificate of need law, we must obtain such certificate before acquiring, opening, reclassifying, or expanding a healthcare facility, starting a new healthcare program, or opening a new home health or hospice agency. We do not yet have operations in certain states, or in the District of Columbia, that require a certificate of need for home health agencies, hospice agencies, or both. We will not be able to expand into these states unless we obtain a requisite certificate of need.
False Claims
The federal civil False Claims Act (“FCA”) imposes liability for the knowing presentation of a false claim to the U.S. government and provides for penalties equal to three times the actual amount of any overpayments plus up to approximately $27,000 per claim. Federal civil penalties will be adjusted to account for inflation each year. In addition, the FCA allows private persons (“relators”) to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. The government and relators may also allege violations of the FCA for the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment (“reverse false claim”). The government deems identification of the overpayment to occur when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.
Because we furnish thousands of services a year for which we are reimbursed by Medicare and other federal payors and for which there is a relatively long statute of limitations, a billing error, cost reporting error or disagreement over physician medical judgment could result in significant civil damages under the FCA and penalties under criminal fraud equivalents. Many states have also adopted similar laws relating to state government payments for healthcare services. The 2010 Healthcare Reform Laws amended the FCA to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitations on claims by the government. The federal government has become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent FCA violations and in challenging the medical judgment of independent physicians as the basis for FCA allegations.
Relationships between Physicians and Other Providers
State and federal laws regulate relationships between physicians and certain healthcare providers. Certain examples material to our business are discussed below.
Anti-Kickback Statute. Federal law prohibits the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under federal health care programs like the Medicare or Medicaid programs (the “Anti-Kickback Statute”). The 2010 Healthcare Reform Laws amended the federal Anti-Kickback Statute to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Statute violations can be the basis for claims under the FCA. These changes and those described above related to the FCA, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. In addition to standard federal criminal and civil sanctions, including imprisonment and penalties of up to $100,000 for each violation plus treble damages for improper claims, violators of the Anti-Kickback Statute may be subject to exclusion from federal health care programs like the Medicare and Medicaid programs. Federal civil penalties will be adjusted to account for inflation each year.
U.S. Department of Health and Human Services Office of Inspector General (the “HHS-OIG”) has published numerous “safe harbors” that exempt some practices from enforcement action under the Anti-Kickback Statute. These safe harbors exempt specified activities, including bona-fide employment relationships, contracts for the rental of space or equipment, personal service arrangements, and management contracts, so long as all of the requirements of the safe harbor are met.
Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services,” including separately billable physical and occupational therapy, and home health services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing Medicare for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary sanctions (up to $29,899 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to $199,338 for a circumvention scheme. Federal civil penalties will be adjusted to account for inflation each year. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.
We attempt to structure our relationships to meet one or more exceptions to the Stark law, but the regulations implementing the exceptions are detailed and complex. Accordingly, we cannot assure that every relationship complies fully with the Stark law.
Health Insurance Portability and Accountability Act (“HIPAA”)—Anti-Fraud Regulations
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding criminal provisions for certain healthcare fraud offenses. HIPAA also prohibits incentives intended to influence a Medicare or Medicaid beneficiary’s choice of provider. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive a monetary reward for providing information on Medicare fraud and abuse that leads to the recovery of at least a portion of the Medicare funds. Violating HIPAA may result in civil and criminal penalties. U.S. Department of Health and Human Services Office for Civil Rights (“HHS-OCR”) implemented a permanent HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2023, we have not been selected for audit.
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
The Health Information Technology for Economic and Clinical Health (“HITECH”) Act modified and expanded the privacy and security requirements of HIPAA. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. The modifications to existing HIPAA requirements include expanded accounting requirements for electronic health records, tighter restrictions on marketing and fundraising, and heightened penalties and enforcement associated with noncompliance.
In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. HHS-OIG and other regulators have also increasingly interpreted laws and regulations to increase exposure of healthcare providers to allegations of noncompliance. For additional discussion regarding the risks related to HIPAA compliance, see Item 1A, “Risk Factors—Risks Related to Our Business—Other Operational and Financial Risks,” in this Annual Report.
Civil Monetary Penalties Law
Under the Civil Monetary Penalties Law, HHS may impose civil monetary penalties on healthcare providers for knowingly presenting, or causing to be presented, false or fraudulent reimbursement claims for services; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim for payment under a federal healthcare program; transferring remuneration or offering to transfer remuneration that the provider knows or should know will induce a beneficiary to use a particular provider or service; and knowing of an overpayment and failing to report and return such overpayment as required. Available remedies or penalties under the Civil Monetary Penalties Law may include exclusion from federal healthcare programs such as Medicare and Medicaid in addition to monetary damages. The penalties are adjusted annually by HHS to account for inflation and as such, are subject to further changes. For example, in 2023, penalties increased from $22,427 to $24,164 for knowingly presenting or causing to be presented false or fraudulent claims, offering or transferring remuneration to induce beneficiaries to use particular providers or services, and knowing of an overpayment and failing to report and return such overpayment. Similarly, penalties increased from $63,231 to $68,128 for knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim.
Governmental Review, Audits, Surveys, and Investigations
Medicare reimbursement claims made by healthcare providers, including home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as MACs that act as fiscal intermediaries for all Medicare billings, auditors contracted by CMS, and insurance carriers, as well as the HHS-OIG, CMS, and state Medicaid programs.
CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (“RACs”), receives claims data directly from MACs on a monthly or quarterly basis and is authorized to review previously paid claims. CMS has authorized RACs to conduct complex reviews of the medical records associated with home health and hospice reimbursement claims.
CMS has also established contractors known as the Uniform Program Integrity Contractors (“UPICs”). These contractors conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the U.S. Department of Justice (“DOJ”). Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the error. We have, from time to time, received UPICs record requests which have resulted in claim denials on paid claims.
CMS also established the hospice special focus program (“SFP”) effective for 2024. The SFP will provide enhanced oversight of certain low-performing hospices based on survey findings including safety and quality of care indicators. Among the potential enforcement actions for the SFP are monetary fines, suspended reimbursement, appointment of temporary management to bring the hospice into compliance or revocation of a provider’s Medicare certification.
MACs also conduct Target Probe and Educate (“TPE”) audits, which are designed to help providers reduce claim denials and appeals with one-on-one education focused on the documentation and coding of the services they provide. Providers with high error rates in their billing practices or providers that bill for items with high error rates nationally can be required to participate in a TPE audit. While the outcome of most TPE audits is improved claims reporting, if providers fail to improve after three rounds of education sessions they will be referred to CMS for next steps which may include prepay review, extrapolation, or referral to a RAC.
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
The IMPACT Act further requires HHS and MedPAC to study alternative PAC payment models, including payment based upon individual patient characteristics with corresponding Congressional reports required based on such analysis.
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
Review Choice Demonstration for Home Health Services
CMS has implemented the Home Health Review Choice Demonstration (“RCD”) in six states, adding Oklahoma in December 2023. RCD is intended to test whether pre-claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care.
We operate agencies (representing approximately 47% of our home health Medicare claims) in the six RCD states. This demonstration project requires us to incur additional administrative and staffing costs and may impact the timeliness of claims payments.
Human Capital Management
Overview of Our Employees.
As of December 31, 2023, we employed over 10,800 individuals, none of whom was represented by a labor union. In order to recruit and retain our clinical employees, we maintain a total rewards program that we view as a combination of the tangible components of pay and benefits with the intangible components of a culture that encourages learning, development, and a supportive work environment. We believe our ongoing recognition in Modern Healthcare’s list of ‘Best Places to Work,’ Fortune’s ‘Top 20 in Healthcare,’ and many other awards are evidence of a successful human capital management strategy.
In 2023 our human capital management strategy focused on, among other things, reducing turnover and increasing retention. We undertook numerous studies and implemented initiatives and programs targeted at improving these metrics. Throughout 2023 we have seen improvements in the recruitment and retention of clinical staffing.
Human Capital Imperatives
We focus on the following strategic human capital imperatives:
•maintaining competitive compensation and benefit programs that reward and recognize employee performance;
•fostering a strong culture that values diversity, equity, inclusion and belonging; and
•emphasizing employee development and engagement to attract and retain talent.
Compensation and Benefits
Maintaining competitive compensation and benefit programs that reward and recognize employee performance furthers our goal to attract, retain, and motivate employees who will help us deliver high-quality patient care. We strive to provide comprehensive benefit options that will allow our employees and their families to live healthier and more secure lives.
Diversity, Equity, Inclusion and Belonging
We believe fostering a strong culture that values diversity, equity, inclusion and belonging (“DEIB”) allows us to be competitive in recruiting and retaining employees. We invite employees to bring their whole selves to work, so they can be fully engaged and do their best work.

As of December 31, 2023, our DEIB focus areas were as follows:
•Leadership support that empowers leaders to model inclusive behavior as a way to foster a sense of belonging for all employees;
•Employee resource groups that create a space that provides employees of various cultural identity groups with opportunities to connect, share, support and collaborate with each other; and
• Company wide touchpoints that provide communication and educational opportunities that enhance the cultural awareness and understanding of all Enhabit employees.
Employee Development and Engagement
By promoting employee development and engagement, we believe we can increase our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment. We support the long-term career aspirations of our employees through education and professional development.
To aid in employee development, we have invested in what we believe to be best-in-class technology to offer on demand learning and development programs, including podcasts and a broadcast studio for enhanced virtual learning. Another important aspect of employee development is succession planning. We annually review our talent to identify potential successors for key positions and to identify candidates for accelerated development based on their performance and potential. The annual process includes an assessment of each employee’s promotability based on a set of leadership core competencies defined as part of our talent strategy.
In 2022 we embarked on an employee engagement campaign to develop our Company’s values. We believe aligning our organizational values and our employees’ values with our business strategy creates a business differentiator that leads to improved patient care and outcomes, higher employee engagement and satisfaction, lower turnover, effective communication, and better teamwork. Following an extensive and thoughtful process to elicit employee feedback, including surveys and employee think-tanks, we released our six Company values in 2023: People, Integrity, Compassion, Excellence, Teamwork, and Communication.
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
We use an electronic medical records system that we license under an agreement with Homecare Homebase. The system manages the entire patient workflow and provides field clinicians with access to patient records, diagnostic information, and notes from prior visits via a mobile application. Real-time, customized feedback and instructions are provided to field clinicians on-site. The system enhances patient data capture and database management, which aids in the development of algorithms that can improve the plan of care.
Our information management system’s data management and reporting ensure management has access to relevant data needed to make timely, accurate decisions. The system features rules-based algorithms that ensure accountability by escalating tasks and notifying management when processes are delayed.
Our information management system also provides real-time market intelligence to members of our sales team, allowing them to prioritize particular referral sources to align with strategic directives. Specialty programs integrate individual physician protocols into the system. We believe this creates loyalty for physicians and facilities, generating greater consistency in future referrals. Additionally, a web-based portal allows referring physicians to easily monitor the care and progress of patients and to sign orders electronically.
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
Available Information
Our Internet website address is www.ehab.com, which we use as a channel for routine distribution of important information, including news releases, investor presentations and financial information. We make available, free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on
Form 8-K, as soon as reasonably practicable after providing such reports to the SEC. Also, the charters of our Audit and Finance Committee, Compensation and Human Capital Committee, Care, Compliance, and Cybersecurity Committee, Nominating/Corporate Governance Committee, our Corporate Governance Guidelines, Standards of Business Conduct and Ethics, Insider Trading Policy, Incentive Compensation Recoupment Policy, Amended and Restated Bylaws, Certificate of Incorporation and information regarding certain of our investor presentations, press releases and shareholder communications are available through our website. All of these materials are available free of charge and in print to any shareholder who provides a written request to the Corporate Secretary at 6688 North Central Expressway, Suite 1300 Dallas, Texas 75206. The contents of our website are not intended to be incorporated by reference into this Annual Report or any other report or document we file, and any reference to our website is intended to be an inactive textual reference only.
Item 1A. Risk Factors.
You should carefully consider the following risks and uncertainties, together with all the other information in this Annual Report, including our consolidated financial statements and the related notes, in evaluating Enhabit and Enhabit common stock (“our stock” or “our common stock”). This section does not describe all risks that may be applicable to us, our industry, or our business, and it is intended only as a summary of material risk factors. Additional risks and uncertainties we have not or cannot foresee may also adversely affect us in the future. If any of the risks below or other risks or uncertainties discussed elsewhere in this Annual Report are realized, our business and financial condition, results of operations, and cash flows could be adversely affected.
Risks Related to Our Business
Reimbursement Risks
Reductions or changes in reimbursement from government or third-party payors could adversely affect our Net service revenue and other operating results.
We derive a substantial portion of our Net service revenue from the Medicare program. In addition to many ordinary course reimbursement rate changes that CMS adopts each year as part of its annual rulemaking processes, Congress and certain state legislatures periodically propose significant changes in laws and regulations governing the healthcare system. These changes may result in limitations on increases and, in some cases, significant reductions in the levels of payments to healthcare providers. There can be no assurance that future governmental initiatives will not result in pricing freezes, reimbursement reductions, or levels of reimbursement increases that are less than the increases we may experience in our costs of operations. There is also no assurance that our patient accounts receivable will be collected in a timely fashion, or at all. See Item 1, “Business—Sources of Revenue,” in this Annual Report for a table identifying the sources and relative payor mix of our revenues.
Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including Medicare reimbursement reductions and promotion of alternative payment models, such as ACOs and bundled payment initiatives. For Medicare providers like us, the 2010 Healthcare Reform Laws included reductions in CMS’s annual adjustments to Medicare reimbursement rates, commonly known as a “market basket update.”
The 2010 Healthcare Reform Laws also require market basket updates for home health and hospice providers to be reduced by a productivity adjustment on an annual basis. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The Fiscal Year 2024 Hospice Payment Rate Update Final Rule finalized a 3.1% hospice payment update percentage. This was a result of a 3.3% inpatient hospital market basket percentage increase reduced by a 0.2% productivity adjustment. The hospice payment update includes a statutory aggregate cap that limits the overall annual payments per patient made to hospices. The 2024 Home Health Final Rule reflects an estimated overall increase in Medicare home health reimbursement rates of 0.8% relative to 2023 levels. This payment update is the collective impact of a 3.3% market basket positive adjustment and a 0.4% fixed‑dollar loss ratio positive adjustment, offset by a 0.3% productivity negative adjustment and a 2.6% permanent behavioral negative adjustment. There is no assurance that rates will increase in future years or that rate increases will be adequate to offset increases in operating costs.
Other federal legislation can also have a significant direct impact on our Medicare reimbursement. In 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments. This automatic reduction, known as “sequestration,” began affecting payments received after April 1, 2013. Under current law, the reimbursement we receive from Medicare will be reduced by this sequestration.
Additional Medicare payment reductions are also possible under Statutory PAYGO. Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a five-or ten-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit in the federal budget, Statutory PAYGO requires OMB to order sequestration of Medicare. In 2021, President Biden signed the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”). The Protecting Medicare and American Farmers from Sequester Cuts Act also suspends until 2025 the Statutory PAYGO reductions that would have gone into effect because of the American Rescue Plan Act. Concerns held by federal policymakers about the federal deficit, national debt levels, or healthcare spending specifically, including solvency of the Medicare trust fund, could result in enactment of further federal spending reductions or limitations, further entitlement reform legislation affecting the Medicare program, and further reductions to provider payments.
Each year, MedPAC advises Congress on issues affecting Medicare, including, among others, the HH-PPS and the Hospice payment systems. MedPAC’s advice can affect the rates we are paid for our services. For example, CMS incorporated some of MedPAC’s recommendations into the PDGM system mandated by the 2018 Bipartisan Budget Act and set out in the final rule for the 2019 HH-PPS. Beginning in 2020, PDGM replaced the prior 60-day episode payment methodology with a 30-day payment period and eliminated therapy usage as a factor in setting payments. CMS was required to make assumptions about potential behavior changes caused by the implementation of the 30-day unit of payment and the PDGM. As a result, CMS must annually determine the impact of differences between assumed and actual behavior changes on estimated aggregate expenditures, beginning with 2020 and ending with 2026, and make permanent and temporary increases or decreases to the 30-day payment amount to account for such differences. In the 2023 Home Health PPS final rule, CMS finalized a methodology for analyzing the impact of differences between assumed versus actual behavior changes on estimated aggregate expenditures and calculated levels of actual and estimated aggregate expenditures using 2020 and 2021 claims. This resulted in the application of a 3.925% permanent adjustment reduction to the home health base rate for 2023. In the 2024 Home Health PPS final rule, CMS finalized an additional 2.89% permanent adjustment reduction to the home health base rate. CMS may make future permanent or temporary adjustments based on analysis of estimated aggregate expenditures through 2026, which could significantly impact our home health agencies.
Changes to MedPAC’s recommendations could also affect reimbursements for our services. For example, in 2023, MedPAC recommended that, for fiscal year 2024, Congress should update the hospice base payment rate and wage adjust and reduce the hospice aggregate cap by 20%. Similarly, MedPAC has previously recommended that Congress adopt a unified payment system for all post-acute care, but has more recently concluded that due to the considerable resources this would require, and other changes already made, policymakers should consider smaller-scale site-neutral policies.
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
The focus on alternative payment models and value-based purchasing of healthcare services has led to more extensive quality of care reporting requirements. In many cases, our reporting requirements are linked to reimbursement incentives. For example, home health and hospice agencies are required to submit quality of care data to CMS each year. Failure to comply with quality reporting requirements may result in a penalty on our reimbursement. For home health agencies that do not comply with quality reporting requirements, the penalty is 2%; for hospices that do not comply, the penalty is 4%. Increased scrutiny and oversight in these industries may pose a heightened risk to reimbursement.
The IMPACT Act mandated that CMS adopt several new quality reporting measures for the various post-acute provider types. The adoption of additional quality reporting measures to track and report will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. Currently, CMS requires home health providers to track and submit patient assessment data to support the calculation of 20 quality of care reporting measures.
In addition, CMS instituted a Star rating methodology for home health agencies to meet the 2010 Healthcare Reform Laws’ call for more transparent public information on provider quality. All Medicare-certified home health agencies are eligible to receive a Star rating (from 1 to 5 Stars) based on a number of quality of care measures, such as timely initiation of care, drug education provided to patients, fall risk assessment, depression assessments, improvements in bed transferring, and bathing, among others. Failing to maintain satisfactory Star rating scores could affect some of our reimbursement and patient referrals and have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.
There can be no assurance that all of our agencies will meet quality reporting requirements or quality performance expectations in the future, which may result in one or more of our agencies seeing a reduction in its Medicare reimbursements or patient referral volume. We, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
We face periodic and routine reviews, audits, and investigations under our contracts with federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits, and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various federal and state government programs in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. For additional discussion of the reviews, audits, and investigations to which we are subject, see Item 1, “Business—Regulation—Governmental Review, Audits, and Investigations,” in this Annual Report.
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
•loss of our ability to participate in the Medicare program, state programs or one or more private payor networks; or
•damage to our business and reputation in various markets.
Efforts to reduce payments to healthcare providers undertaken by third-party payors, conveners, and referral sources could adversely affect our revenues and profitability.
Health insurers and managed care companies, including Medicare Advantage plans, may utilize certain third parties, known as conveners, to attempt to control costs. Conveners offer patient placement and care transition services to those payors as well as bundled payment participants, ACOs, and other healthcare providers with the intent of managing post‑acute utilization and associated costs. Conveners may influence referral source decisions on which post-acute setting to recommend, as well as how long to remain in a particular setting. Conveners are not healthcare providers and may suggest a post-acute setting or duration of care that may not be appropriate from a clinical perspective, potentially resulting in a costly acute care hospital readmission.
We also depend on referrals from physicians, acute care hospitals, and other healthcare providers in the communities we serve. As a result of various alternative payment models, many referral sources are becoming increasingly focused on reducing post-acute costs by eliminating post-acute care referrals. Our ability to attract patients could be adversely affected if any of our home health agencies fails to provide or maintain a reputation for providing high-quality care on a cost‑effective basis as compared to other providers.
In addition, there are increasing pressures, including as a result of the 2010 Healthcare Reform Laws, from many third‑party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Our relationships with managed care and nongovernmental third-party payors are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services and can add administrative complexity to our billing and collection process. Our Net service revenue and our ability to grow our business with these payors could be adversely affected if we are unable to negotiate and maintain favorable agreements with third-party payors.
Changes in our payor mix or the needs of our patients could adversely affect our Net service revenue or our profitability.
Although the reimbursement rates we receive from traditional Medicare Fee for Service are generally higher than those received from other payors, an increasing percentage of Medicare eligible individuals are choosing to enroll in a Medicare Advantage plan. We are attempting to grow the number of Medicare Advantage networks in which we participate, so we expect the payor mix to continue to shift with that growth. Not only do Medicare Advantage and managed care payors generally pay less than Medicare Fee for Service, but bad debt and longer collection cycles also tend to be higher for patients covered by Medicare Advantage and managed care, as patients typically retain more payment responsibility under those arrangements. Further, it generally is more time and labor intensive to bill claims with Medicare Advantage, meaning our collection cycle will lengthen as we grow the number of Medicare Advantage networks in which we participate.
The expansion and growth of Medicaid resulting from the 2010 Healthcare Reform Laws have increased the number of Medicaid patients coming to us. Medicaid reimbursement rates are consistently the lowest among those of our payors, and frequently Medicaid patients come to us with other complicating conditions that make treatment more difficult and costly.
The administration of billings and collections is complex, and our estimates of accounts receivable require us to exercise judgment. Delays in reimbursement due to administrative issues or inadequate reserve estimates may cause financial reporting issues or liquidity problems.
The billing and collection of our accounts receivable is subject to numerous and complex administrative processes and requires a significant amount of time and effort, including, but not limited to, the assessment of patient eligibility, the process of pre-authorization, the recording and collection of provider documentation, the timely and complete submission of claims for reimbursement, the application of cash receipts to patient accounts, the timely response to payor denials, and the conduct of collection activities. Additional administrative processes are also required when patients elect to change their third-party payors, such as when patients switch from Medicare to Medicare Advantage. If we incorrectly estimate our Accounts receivable, net of allowances, it may result in adjustments to our financial statements. For example, we previously identified a material weakness in our internal control over financial reporting which related to the design and maintenance of effective controls to monitor and review the estimated recoverability of accounts receivable, including the impact of changes to our third-party payor mix. This material weakness resulted in adjustments to our consolidated financial statements as of and for the year ended December 31, 2022 to Net service revenue, Accounts receivable, net of allowances, and Net loss. While this material weakness has been remediated as of December 31, 2023, there can be no assurance that similar internal control issues will not be identified in the future. See Item 9A, “Controls and Procedures,” in this Annual Report for additional information.
In addition, our accounts receivable with Medicare and Medicaid are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by nongovernment payors, and a portion of our accounts receivable are typically under medical review by payors. The amount collected may materially differ from the amount billed. Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could have a material adverse effect on our business, financial position, results of operations, and liquidity.
Further, if our reserve estimates are inadequate and we do not collect the amount of accounts receivable that we expect in a timely fashion, or at all, our financial position may materially differ from financial results that we have historically recorded.
In addition, timing delays in, or unrealized levels of, billings and collections may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our financial position, results of operations, and in maintaining liquidity. It is possible that Medicare, Medicaid, documentation support, system problems or other provider issues or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.
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
The healthcare industry faces regulatory uncertainty around attempts to improve outcomes and reduce costs, including coordinated care and integrated delivery payment models. In an integrated payment delivery model, hospitals, physicians, and other care providers are incentivized to coordinate healthcare on a more efficient, patient-centered basis. Providers are paid based on the overall value and quality, rather than the number, of services provided. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery payment model would disrupt the healthcare industry, which may have a significant impact on our business and results of operations.
In recent years, HHS has been studying the feasibility of bundling, including conducting a voluntary, multi-year bundling pilot program to test and evaluate alternative payment methodologies. CMS’s voluntary BPCI Advanced initiative ran through December 31, 2023 and covers 29 types of inpatient and three types of outpatient clinical episodes, including stroke and hip fracture. Accordingly, reimbursement may be increased or decreased, compared to what would otherwise be due, based on whether the total Medicare expenditures and patient outcomes meet, exceed, or fall short of the targets.
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
In addition to the legislative and regulatory actions that directly affect our reimbursement rates or further the evolution of the current healthcare delivery system, other legislative and regulatory changes affect healthcare providers like us from time to time. For example, the 2010 Healthcare Reform Laws provide for the expansion of the federal Anti-Kickback Law and the FCA, likely increasing investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the FCA, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. The initial suspension period may be up to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS-OIG or the DOJ. Any such suspension would adversely affect our financial position, results of operations, and cash flows.
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
Because Medicare payments comprise a significant portion of our Net service revenue, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. Settlements of alleged violations or imposed reductions in reimbursements, substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows. Even the assertion of a violation, depending on its nature, could have a material adverse effect upon our stock price or reputation and could cost us significant time and expense to defend.
If any of our home health or hospice agencies fails to comply with the Medicare enrollment requirements or conditions of participation, that agency could be subject to sanctions or terminated from the Medicare program.
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
Federal regulation may impair our ability to open new agencies or consummate acquisitions.
Changes in federal laws or regulations may materially adversely impact our ability to open de novo home health agencies or acquire home health agencies. For example, CMS has adopted a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health agencies, those that either enrolled in Medicare or underwent a change in ownership within 36 months before the acquisitions, from assuming the Medicare billing privileges of the acquired agency. Instead, the acquired home health agencies must enroll as new providers with Medicare. CMS has recently extended the 36 Month Rule to Medicare‑enrolled hospices as well. As a result, the 36 Month Rule may further increase competition for acquisition targets that are not subject to the rule and may cause significant Medicare billing delays for the purchases of home health and hospice agencies that are subject to the rule.
Other Operational and Financial Risks
The proper function, availability, and security of our information systems are critical to our business, and failure to maintain them or to protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are required to comply with HIPAA regulations regarding the privacy and security of protected health information, as well as state laws that focus on privacy, security, and notification requirements with regard to personal information. The HIPAA regulations impose significant requirements on providers and our third-party vendors with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex requirements for providers to establish reasonable and appropriate administrative, technical, and physical safeguards to ensure the confidentiality, integrity, and availability of protected health information. HIPAA directs the Secretary of HHS to periodically audit compliance by covered entities.
We are and will remain dependent on the proper function, availability, and security of our (and third parties’) information systems, including our electronic clinical information system. We expend capital to protect our information systems and the data maintained within those systems from security breaches, including cyber-attacks, email phishing schemes, malware, and ransomware, and we periodically test the adequacy of our security and disaster recovery measures. We have implemented administrative, technical, and physical controls to prevent unauthorized access to that data, which includes patient information and other sensitive information, but we routinely identify attempts to gain unauthorized access to our systems. We are likely to face attempted attacks in the future.
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
A compromise of our network security measures or other controls, or those of businesses or vendors with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized persons or unavailability of systems necessary to the operation of our business, could impact patient care, harm our reputation, and expose us to significant remedial costs as well as regulatory actions (fines and penalties) and claims from patients, financial institutions, regulatory and law enforcement agencies, and other persons, any of which could have a material adverse effect on our business, financial position, results of operations, and cash flows. A security breach, or threat thereof, could require that we expend significant resources to repair or improve our information systems and infrastructure and could distract management and other key personnel from performing their primary operational duties. In the case of a material breach or cyber-attack, the associated expenses and losses may exceed our current insurance coverage for such events. Some adverse consequences may not be insured, such as reputational harm and third-party business interruption. Failure to maintain proper function, security, or availability of our information systems or to protect our data against unauthorized access, or the failure of one or more of our key partners, vendors, or other counterparties to do these things, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
If we are unable to provide a consistently high quality of care, our business will be adversely impacted.
Providing quality patient care is fundamental to our business. We believe hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. For example, Medicare imposes a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospital readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. If we fail to attain our goals regarding acute care hospital readmission rates and other quality metrics, we expect our ability to generate referrals to be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations, and cash flows.
Additionally, Medicare has established consumer-facing websites, Home Health Compare and Hospice Compare, that present data regarding our performance on certain quality measures compared to state and national averages. Failure to achieve or exceed these averages may affect our ability to generate referrals, which could have a material adverse effect upon our business and consolidated financial condition, results of operations, and cash flows.
We face intense competition for patients from other healthcare providers.
We operate in the highly competitive and fragmented home health and hospice industries. Our primary competitors in home health services are two large insurance companies, a large public home health company, privately owned home health and hospice companies, and acute care hospitals with adjunct home health services. Some of these competitors have greater financial and other resources, advantages of scale and more established presences in their respective communities.
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
In addition, from time to time, there are efforts in states with certificate of need laws to weaken those laws, which could potentially increase competition in those states. Conversely, competition and statutory procedural requirements in some CON states may inhibit our ability to expand our operations in those states. For a breakdown of the CON status of the states and territories in which we have operations, see Item 2, “Properties,” in this Annual Report. There can be no assurance current or future competition will not adversely affect our business, financial position, results of operations, or cash flows.
If we are unable to maintain or develop relationships with patient referral sources, our growth and profitability could be adversely affected.
Our success depends in large part on referrals from physicians, hospitals, case managers and other patient referral sources in the communities we serve. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. However, there can be no assurance that individuals will not attempt to steer patients to competing post‑acute providers or otherwise limit our access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute care hospitals, and other post-acute providers may hinder patient referrals to us. The growing emphasis on integrated care delivery across the healthcare continuum increases that risk.
We cannot provide assurance that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to grow our business and operate profitably.
Our business depends on the ability of our employees to travel via fleet vehicles or their personal vehicles, and our business operations may be impacted by rising costs of fuel and access to fleet vehicles.
Our employees drive to our patients using either company fleet vehicles or personal vehicles. For the company fleet vehicles, we reimburse our employees’ out-of-pocket expenses, including fuel cost, and we reimburse our employees using their personal vehicles for mileage pursuant to an established reimbursement methodology. Fluctuations in fuel prices affect our cost per visit and per patient day, and in an environment of increasing fuel prices, our cost per visit and per patient visit can increase due to factors beyond our control. If the costs associated with fuel, repair expenses, and new fleet vehicles continue to rise, our future operations and financial results may be adversely affected, and our profits and profit margins will likely be reduced.
Competition for staffing, shortages of qualified personnel or other factors may increase our staffing costs and reduce profitability.
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our locations. Our ability to attract and retain qualified personnel depends on several factors, including our ability to provide competitive wages and benefits. In some markets, the lack of availability of medical personnel is a significant operating issue facing all healthcare providers, including us. A shortage may require us to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. A failure to recruit and retain qualified medical personnel could cause the quality of our services to decline or constrain our ability to grow.
If our staffing costs increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased staffing costs is limited. In particular, if staffing costs continue to rise at an annual rate greater than the annual net impact of reimbursement rates from Medicare, as is expected to happen in 2024, or we experience a significant shift in our payor mix to lower rate payors such as Medicaid, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, increasing our turnover and associated costs.
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
Although we are currently restricted under the terms of our credit agreement, we may incur additional indebtedness in the future, and that debt or the associated increased leverage may have negative consequences for our business. The restrictive covenants included in the terms of our indebtedness could affect our ability to execute aspects of our business plan successfully.
We utilize a $400.0 million term loan A facility and a $220.0 million revolving credit facility for working capital purposes. Subject to specified limitations, the credit agreement governing this indebtedness generally restricts our ability to incur additional debt, other than additional draws on the revolving credit facility. Any additional debt we incur could exacerbate these risks.
Our indebtedness could have important consequences, including:
•limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other general corporate purposes;
•making us more vulnerable to unfavorable economic, industry and competitive conditions and government regulation by limiting our flexibility in planning for, and reacting to, changing conditions;
•placing us at a competitive disadvantage compared with competing providers that have less debt or better access to capital resources; and
•exposing us to risks inherent in interest rate fluctuations, which could result in higher interest expense, as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report.
Changes in our business or other factors could prevent us from satisfying our obligations under our credit agreement or other future debt instruments. If we are unable to generate sufficient cash flow from operations to service our debt and any other cash payment obligations, we may have to refinance all or a portion of our debt, obtain additional financing, reduce expenditures, or sell assets we deem necessary to our business. We cannot assure these measures would be possible or any additional financing could be obtained. The credit agreement also includes customary remedies, including the right of the lenders to take action with respect to the collateral securing the indebtedness, that would apply should we default or otherwise be unable to satisfy our obligations under the credit agreement.
In addition, the various restrictive covenants in our credit agreements could also adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. Further, we are required to maintain certain financial tests and ratios under the credit agreement. If we become concerned that we may not be in compliance with such financial tests and ratios, we may seek to negotiate a waiver or amendment of the applicable covenant, as we did in November 2023 when we entered into an amendment to the credit agreement. However, there can be no assurance we will be able to obtain such waiver or amendment on commercially acceptable terms or at all. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests and ratios in the credit agreement.
Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under any other agreements containing cross-default provisions. A default that occurs, and is not cured within any applicable cure period or is not waived, would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
For additional discussion of our indebtedness, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in this Annual Report, and Note 8, Long-term Debt, to the accompanying consolidated financial statements.

A pandemic, public health catastrophe or other unforeseen event, including regional or global sociopolitical conflicts, war, terrorism, or other man-made or natural disasters, could materially impact our operations.
Our operations are vulnerable to disruption from the occurrence of pandemics, including COVID-19, and other public health catastrophes. For example, future federal, state, or local laws, regulations, orders or other governmental or regulatory actions addressing a pandemic or a future public health catastrophe, including without limitation vaccine mandates, shelter‑in-place orders, and other government-mandated business closures, could limit our ability to operate efficiently and adversely affect our financial condition, results of operations, and cash flows. A pandemic or a future public health catastrophe could also, among other things, exacerbate staffing shortages, increase our costs, decrease institutional referrals, reduce elective health care procedures, restrict in-home visits and visits in assisted living facilities, or reduce patient volumes. Because the majority of our patients have complex medical challenges, they may be more vulnerable than the general public during a pandemic or other public health catastrophe, and our employees are at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. In addition, supply chain disruptions caused by a pandemic or a future public health catastrophe could increase our expenses for necessary equipment, pharmaceuticals, and medical supplies, including without limitation, personal protective equipment. All of these potential effects would have a negative impact on our business, financial condition, and operations results.
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
If we fail to implement and maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business, results of operations, financial condition, and stock price.
As a public company, we are required to document and test our internal control over financial reporting in order to satisfy the rules and regulations of the SEC, which require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described below, we have identified material weaknesses in the past. Although they have been remediated as of December 31, 2023, there can be no assurance that similar, or new, internal control issues will not be identified in the future.
Management identified two material weaknesses in its internal control over financial reporting as of December 31, 2022. We did not design and maintain effective controls to (i) monitor and review the estimated recoverability of accounts receivable, including the impact of changes to our third-party payor mix and (ii) identify potential goodwill impairment triggering events, including the impact of changes to our third-party payor mix. These material weaknesses resulted in adjustments to our consolidated financial statements as of and for the year ended December 31, 2022 to Net service revenue, Accounts receivable, net of allowances, Goodwill, and Net loss.
During the quarter ended June 30, 2023, we identified an additional goodwill related material weakness. Specifically, we did not design and maintain effective controls over our determination of the carrying amount allocated to each reporting unit and the measurement of potential goodwill impairment. This material weakness resulted in an adjustment to our unaudited interim financial statements for the three and six months ended June 30, 2023 to Goodwill and Net loss. See Item 9A, “Controls and Procedures,” in this Annual Report for additional information.
If we fail to implement and maintain effective internal control over financial reporting, our ability to record, process, summarize, and report financial information accurately, and to prepare the consolidated financial statements within the time periods specified by the rules and regulations of the SEC could be adversely affected. An inability to record, process, summarize, and report financial information accurately could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our financial condition and results of operations.

The carrying value of our Goodwill or other Intangible assets, net is subject to impairment testing and may result in the incurrence of impairment charges and adversely impact our results of operations and financial condition.
As of December 31, 2023, we had Goodwill of $1.1 billion and Intangible assets, net of $80.0 million. The net carrying value of Goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date or subsequent impairment date, if applicable. The carrying value of Intangible assets, net represents the fair value of certificates of need, licenses, noncompete agreements, trade names, internal-use software, and other acquired intangibles as of the acquisition date or subsequent impairment date, if applicable, net of accumulated amortization, if applicable. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, and therefore must be evaluated by management at least annually for impairment or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. For example, as a result of the quantitative impairment analysis performed, we recorded impairment charges totaling $85.8 million for the hospice reporting unit and $109.0 million for the home health reporting unit for the years ended December 31, 2023 and 2022, respectively. Impairments to Goodwill and other Intangible assets, net may also be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples or changes in discount rates based on changes in cost of capital and interest rates.
As described above in the risk factor “If we fail to implement and maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business, results of operations, financial condition, and stock price,” we have identified material weaknesses related to Goodwill in the past, and although they have been remediated as of December 31, 2023, there can be no assurance that similar internal control issues will not be identified in the future.
Any additional impairment to goodwill or other intangible assets in future periods could adversely impact our results of operations and financial condition. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” and Item 9A, “Controls and Procedures,” in this Annual Report for additional information.
We may make investments or complete transactions that could expose us to unforeseen risks and liabilities. Further, we may not be able to successfully integrate acquisitions or realize the anticipated benefits of any acquisitions.
Historically, we selectively pursued strategic acquisitions of, and in some instances joint ventures with, other healthcare providers. Although our existing credit facility currently restricts acquisitions, they remain part of our long-term growth strategy. We may face limitations on our ability to identify sufficient acquisitions or other development targets and to complete those transactions to meet goals. In the home health industry, there is significant competition to acquire companies that have a large number of locations.
Any acquisitions, investments, and joint ventures that we complete involve numerous risks including:
•legal and regulatory limitations on our ability to complete such acquisitions, particularly those involving not‑for‑profit providers, on terms, timelines, and valuations reasonable to us;
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
We may face substantial difficulties, costs, and delays involved in the integration of acquired businesses. In some cases, the acquired business has itself grown through acquisitions, and there may be legacy systems, operating policies and procedures, and financial and administrative practices yet to be fully integrated. To the extent we are attempting to integrate multiple businesses at the same time, we may not be able to do so as efficiently or effectively as we initially anticipate. The failure to successfully integrate on a timely basis any acquired business could have an adverse effect on our business, financial position, results of operations, and cash flows.
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
Risks Related to Our Separation from Encompass.
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
•The Distribution was structured as a transaction that was generally tax-free to Encompass and its stockholders pursuant to Section 355 of the Internal Revenue Service Code (the “Code”), and it was supported by a favorable private letter ruling from the IRS and an opinion of outside counsel. If any of the facts, assumptions, representations, statements or undertakings underlying the private letter ruling or the opinion of counsel are, or become, inaccurate or incomplete, or if either Encompass or we breach any of the applicable representations or covenants contained in the Separation and Distribution Agreement and certain other agreements and documents or in any documents relating to the private letter ruling or the opinion of counsel, the private letter ruling or opinion of counsel may be invalid and the conclusions reached therein could be jeopardized, which could materially and adversely affect our business, financial condition, and results of operations.
•Notwithstanding receipt of an IRS private letter ruling and an opinion of counsel, there can be no assurance that the IRS will not assert that the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were to prevail with such a challenge, we could be subject to significant U.S. federal income tax liability and indemnification obligations under the Tax Matters Agreement entered into between Encompass and us in connection with the Separation.
•Although Encompass has agreed to indemnify us for certain liabilities after the Separation, third parties could also seek to hold us responsible for any of the liabilities that Encompass has agreed to retain, and there can be no assurance that an indemnity from Encompass will be sufficient to protect us against the full amount of such liabilities, or that Encompass will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from Encompass any amounts for which we are held liable, we may temporarily bear these losses.
•We may not be able to resolve favorably any disputes that arise between us and Encompass relating to our ongoing relationship, including indemnification matters.
•Our ability to engage in significant strategic transactions, which we have announced we are considering, and equity issuances may temporarily be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distribution. Even if the Distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate level taxable gain to Encompass (and potential liability to us under our agreements with Encompass) under Section 355(e) of the Code if 50% or more, by vote or value, of shares of our stock or Encompass’s stock are acquired or issued as part of a plan or series of related transactions that includes the Distribution. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex and inherently factual. Any acquisitions or issuances of our stock or Encompass stock within the four-year period beginning on the date which is two years before the date of the Distribution generally are presumed to be part of such a plan, although we or Encompass, as applicable, may be able to rebut that presumption. Under the Tax Matters Agreement with Encompass, we generally are responsible for any taxes imposed on Encompass that arise from the failure of the Distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes, to the extent such failure to so qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the Tax Matters Agreement. On August 23, 2023, we announced a formal process to explore strategic alternatives for our business. Our Board is considering a range of options, including, among other things, a potential sale, merger or other strategic transaction. Certain transactions we are considering remain subject to additional conditions in the Tax Matters Agreement, including securing a tax opinion that such proposed transaction would not jeopardize the tax-free treatment of the Distribution and certain related transactions, satisfactory to Encompass in its sole and absolute discretion.
Each of these risks could negatively affect our business, financial positions, results of operations, and cash flows.
Risks Related to Strategic Alternatives and Industry Consolidation
There can be no assurance that our review of strategic alternatives will result in our pursuing any strategic transaction or that we will successfully consummate any particular strategic transaction on attractive terms or at all, and there may be negative impacts on our business and stock price as a result of the process of exploring strategic alternatives.
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
The process of continuing to evaluate our strategic alternatives may be costly, time-consuming, and complex, and we may incur significant legal, accounting, and advisory fees and other expenses, some of which may be incurred regardless of whether we identify or consummate a strategic transaction, and the attention of management and our board of directors could be diverted from our core business operations. Whether the process will result in any transaction, our ability to complete any transaction, and if our board of directors decides to pursue one or more transactions, will depend on numerous factors, some of which are beyond our control, including the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our business and its prospects, market conditions, interest rates and industry trends. Our stock price may be adversely affected if the evaluation does not result in a transaction or if one or more transactions are consummated on terms that stockholders view as unfavorable to us.
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
Consolidation in the healthcare industry and the actions of activist shareholders could materially affect our business, financial position, results of operations, and cash flows and our ability to operate as an independent entity.
The healthcare industry faces strong competition and consistent pressure to grow revenues while containing escalating costs. In recent periods, these aspects of our industry have caused some consolidation. We could become an acquisition target, which could disrupt our business or impact our ability to operate as an independent entity. Even the announcement that we were an acquisition target could materially impact our business, financial position, results of operations, and cash flows.
Additionally, our business could be negatively affected by the actions of activist shareholders, including without limitation by causing increased volatility in our share price. We value constructive input from investors and regularly engage in dialogue with our shareholders. But responding to actions by activist shareholders can be costly and time‑consuming and divert management’s attention from operations. Activist shareholder activity can create uncertainties as to our future direction and could lead to the perception of a change in the direction of our business or other instability. In such a case, our competitors or other activist shareholders could exploit these uncertainties and perceptions, which could have a material adverse impact on our business, financial position, results of operations, and cash flows.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of Enhabit, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions consistent with Delaware law that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:
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
In addition, because we have not elected to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock; or (iii) after our board of directors approves the business consideration, it is authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of our outstanding voting stock not owned by the interested stockholder.
Furthermore, our board of directors has the power, subject to applicable law, to issue series of preferred stock that could, depending on the terms of the series, impede the completion of a merger, tender offer or other takeover attempt that some, or a majority, of the stockholders may believe to be in their best interests or in which stockholders would have received a premium for their stock over the then-prevailing market price of the stock. For instance, subject to applicable law, a series of preferred stock may impede a business combination by including class voting rights, which would enable the holder or holders of such series to block a proposed transaction. Our board of directors will make any determination to issue shares of preferred stock based on its judgment as to our and our stockholders’ best interests.
Although we believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of Enhabit and its stockholders.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
We recognize the critical importance of maintaining the integrity, availability and security of our information systems. We take a holistic, multi-layered approach to addressing cybersecurity risks, supported by management, the Care, Compliance, and Cybersecurity Committee of our board of directors, and the full board of directors. Our board of directors has ultimate oversight of cybersecurity risk but has delegated to the Care, Compliance, and Cybersecurity Committee focused and pertinent oversight responsibilities as part of our enterprise risk management program.
We have structured our cybersecurity program around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and processes to assess, identify and manage cybersecurity risks. Key components of our strategy include annual and ongoing security awareness training for employees, advanced detection and monitoring systems, and robust incident response and containment. We actively monitor and investigate both internally discovered and externally reported issues that may compromise our information systems, permitting quick and decisive action when necessary. We also recognize the importance of securing third-party service providers and have implemented cybersecurity risk management protocols for such parties. For example, all vendors are required to complete our Ongoing Monitoring Assessment Questionnaire, and technology vendors are approved by our Architecture Review Committee.
The Company’s Chief Information Officer, who reports to our President and Chief Executive Officer, leverages more than a decade of experience in discharging his responsibility for developing and implementing our cybersecurity program. The Chief Information Officer leads a dedicated team of internal IT employees, along with multiple long-term third-party security vendors. Our board of directors, and the Care, Compliance, and Cybersecurity Committee of the board, supports our Chief Information Officer by bringing to bear members’ experience with information technology and management, including information technology strategy and risks associated with cybersecurity matters, as part of its oversight function.
The Chief Information Officer also serves on management’s Enterprise Risk Committee, along with our executive leadership team, the Chief Compliance Officer, and internal audit personnel. The Enterprise Risk Committee meets regularly during the year to assess various significant risks—including cybersecurity risks—and receives cybersecurity updates from the Chief Information Officer in connection with those assessments and with regard to the development and implementation of any risk mitigation plans. Our President and Chief Executive Officer presents the report of the Enterprise Risk Committee quarterly to the full board of directors.
Our Chief Information Officer provides quarterly reports on our cybersecurity program to the Care, Compliance, and Cybersecurity Committee and at least annually to our full board of directors. These reports include details and metrics on, among other things, our routine vulnerability assessments, internal and external threat intelligence, company-wide phishing exercises and training, device encryption, device patching, routine resilience efforts including quarterly disaster recovery exercises, tabletop incident response and business continuity exercises. The chairperson of the Care, Compliance, and Cybersecurity Committee briefs the full board of directors on such quarterly reports.
Our policies and procedures concerning cybersecurity matters apply to all employees. These policies and procedures address encryption standards, antivirus protection, remote access, multi-factor authentication, confidential information, and the use of the internet, social media, email and wireless devices.
We also maintain an inter-departmental privacy and security committee which oversees programs and initiatives seeking to protect and secure patient information as well as our data and information systems. This committee is responsible for our IT-security incident response plan and various training and awareness programs that promote patient privacy and system security practices by employees.
We have experienced threats to our data and systems, including malware and computer virus attacks from time to time. To our knowledge, these threats have not materially affected us, our business, financial position, results of operations or cash flows to date. Although no assurances can be given, we do not believe that such threats are reasonably likely to materially affect us in the future. For more information about the cybersecurity risks we face, see Item 1A, “Risk Factors—Other Operational and Financial Risks.”
Item 2. Properties.
We maintain our principal executive office at 6688 N. Central Expressway, Ste. 1300, Dallas, Texas 75206, the lease for which was renewed in March 2023 for an eleven-year term. See Note 6, Leases, to the accompanying consolidated financial statements for additional information about the renewal of the lease.
In addition to our principal executive office, as of December 31, 2023, we leased through various consolidated entities 292 agency offices. Our home health and hospice locations are in the localities served by that business and are subject to relatively small space leases, primarily of 5,000 square feet or less. Those space leases are typically five years or less in term. Our principal executive office and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs.

The following table sets forth information regarding our home health and hospice locations as of December 31, 2023:

State	Home Health Locations	Hospice Locations	Total
Alabama+*	29	27	56
Alaska	1	1	2
Arizona	5	1	6
Arkansas+*	3	2	5
Colorado	6	3	9
Connecticut	1	—	1
Florida*	23	—	23
Georgia+	19	4	23
Idaho	7	6	13
Illinois	3	1	4
Indiana	2	—	2
Kansas	4	2	6
Kentucky+*	3	—	3
Louisiana	1	2	3
Maryland+*	3	—	3
Massachusetts	5	—	5
Mississippi+	9	11	20
Missouri	1	1	2
Montana+	5	5	10
Nevada	3	1	4
New Mexico	5	3	8
North Carolina+*	6	—	6
Ohio	2	—	2
Oklahoma	19	2	21
Oregon	2	—	2
Pennsylvania	3	1	4
Rhode Island+*	1	—	1
South Carolina+*	3	1	4
Tennessee+*	7	1	8
Texas	51	23	74
Utah	6	6	12
Virginia	11	2	13
Washington+*	1	1	2
Wyoming	5	3	8
	255	110	365

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
Holders of Common Stock
As of the close of business on March 12, 2024, approximately 5,600 holders of record held our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
Dividend Policy
We have not declared or paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Future decisions concerning the payment of dividends will depend upon our results of operations, financial condition, capital expenditure plans, and debt service requirements, as well as such other factors that our board of directors, in its sole discretion, may consider relevant.
Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
During the three months ended December 31, 2023, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased under our Share Repurchase Plans
October 1 through October 31	12,076	$8.65	—	—
November 1 through November 30	—	—	—	—
December 1 through December 31	—	—	—	—
Total	12,076	$8.65	—	—

(1)Represents shares of common stock we repurchased in October 2023 to satisfy employee tax-withholding obligations in connections with the vesting of stock‑based compensation awards.
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of stockholders.
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
150
125
100
75
50
25
7/1/2022
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
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
Item 6. [ Reserved ]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear in Item 15, “Exhibit and Financial Statement Schedules,” in this Annual Report.
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
For a comparison of our results of operations for the years ended December 31, 2022 to 2021, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 14, 2023.
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. Over that time, we have grown to become the fourth-largest provider of home health services and a leading provider of hospice services nationally, measured by 2022 Medicare revenues. As of December 31, 2023, our footprint comprised 255 home health and 110 hospice locations across 34 states.

Our operations are principally managed on a services basis and include two operating segments for financial reporting purposes: (1) home health; and (2) hospice. For additional information about our business and reportable segments, see Item 1, “Business,” Item 1A, “Risk Factors,” “—Segment Results of Operations,” and Note 14, Segment Reporting, to the accompanying consolidated financial statements in this Annual Report.
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
Medicare reimbursement rates are subject to change annually, with the potential for more sweeping changes from time to time as a result of Congressional or state legislation. See Item 1, “Business,” and Item 1A, “Risk Factors,” and “—Segment Results of Operations,” in this Annual Report, as well as Note 14, Segment Reporting, to the accompanying consolidated financial statements.
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
Volume
The volume of services we provide has a significant impact on our Net service revenue. Various factors, including competition and increasing regulatory and administrative burdens, impact our ability to maintain and grow our home health and hospice volumes. In any particular market, we may encounter competition from local or national entities with longer operating histories or other competitive advantages. Aggressive payment review practices by Medicare contractors, aggressive enforcement of regulatory policies by government agencies, and restrictive or burdensome rules, regulations, or statutes governing admissions practices may lead us not to accept patients who would be appropriate for, and would benefit from, the services we provide.
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
Due to the continued national enrollment increases in Medicare Advantage plans by Medicare beneficiaries, we expect the volume of third-party payors to shift and evolve. For example, in the year ended December 31, 2022, Medicare Advantage patients accounted for 14.2% of our revenue as compared to 19.0% for the year ended December 31, 2023.
In addition to organic growth, our strategy includes volume growth through de novo location openings and strategic acquisitions. See Item 1, “Business—Our Strategy.”
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
Suppliers may pass along rising costs to us in the form of higher prices. In addition, we have experienced higher prices for our medical supplies as a result of the pandemic (as defined below) and other factors. Our supply chain efforts and our continual focus on monitoring and actively managing medical supplies and pharmaceutical costs have enabled us to mitigate the effect of increased pricing related to supplies and other operating expenses over the past few years. However, we cannot predict the magnitude of future cost increases.
We have little or no ability to pass on these increased costs associated with providing service to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates through the annual Medicare reimbursement rate updates for home health and hospice. Additionally, we have little or no ability to pass on these increased costs associated with providing service to Medicare Advantage and other third-party payor patients due to contractually negotiated rates.
Recruiting and Retaining High-Quality Personnel
Recruiting and retaining qualified personnel, including management, for our home health and hospice agencies remains a high priority for us. We attempt to maintain a comprehensive compensation and benefits package to compete in the current challenging staffing environment.
Our Separation from Encompass
As a result of our separation from Encompass, certain items may impact the comparability of our historical results and future performance. Specifically, we have incurred additional expenses as a result of being a separate public company. For more information on the Separation, see Item 1, “Business—History.”
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

Results of Operations
Our consolidated results of operations for the years ended December 31, 2023, 2022, and 2021 were as follows:

	For the Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in Millions)
Net service revenue	$1,046.3	$1,071.1	$1,106.6	(2.3)%	(3.2)%
Cost of service, excluding depreciation and amortization	535.6	525.6	513.9	1.9%	2.3%
Gross margin, excluding depreciation and amortization	510.7	545.5	592.7	(6.4)%	(8.0)%
General and administrative expenses	441.6	414.9	412.9	6.4%	0.5%
Depreciation and amortization	30.9	33.0	36.9	(6.4)%	(10.6)%
Impairment of goodwill	85.8	109.0	—	(21.3)%	N/A
Operating (loss) income	(47.6)	(11.4)	142.9	317.5%	(108.0)%
Interest expense and amortization of debt discounts and fees	43.0	15.0	0.3	186.7%	4900.0%
Equity in net income of nonconsolidated affiliates	—	—	(0.6)	N/A	(100.0)%
Other income	(0.2)	(0.9)	(4.8)	(77.8)%	(81.3)%
(Loss) income before income taxes and noncontrolling interests	(90.4)	(25.5)	148.0	254.5%	(117.2)%
Income tax (benefit) expense	(11.4)	12.8	35.1	(189.1)%	(63.5)%
Net (loss) income	(79.0)	(38.3)	112.9	106.3%	(133.9)%
Less: Net income attributable to noncontrolling interests	1.5	2.1	1.8	(28.6)%	16.7%
Net (loss) income attributable to Enhabit, Inc.	$(80.5)	$(40.4)	$111.1	99.3%	(136.4)%
The following table sets forth our consolidated results as a percentage of Net service revenue:

	For the Year Ended December 31,
	2023	2022	2021
Cost of service, excluding depreciation and amortization	51.2%	49.1%	46.4%
General and administrative expenses	42.2%	38.7%	37.3%
Depreciation and amortization	3.0%	3.1%	3.3%
Interest expense	4.1%	1.4%	—%
Net Service Revenue
Our Net service revenue decreased for the year ended December 31, 2023 as compared to December 31, 2022 primarily due to the continued shift to more non-episodic patients in home health and the resumption of sequestration. These effects were partially offset by improved pricing of Payor Innovation contracts. See “—Segment Results of Operations.”
Cost of Service, Excluding Depreciation and Amortization
Cost of service, excluding depreciation and amortization represents the cost of operating our business, which primarily consists of payroll and related benefits, travel, supplies, including pharmacy for hospice patients, and rental cost for our locations.
Cost of service, excluding depreciation and amortization increased for the year ended December 31, 2023 as compared to December 31, 2022 due to an increase in labor costs, primarily as a result of annual merit and market increases and implementation of the case management staffing model in hospice, partially offset by a reduction in contract labor. See “—Segment Results of Operations.”

General and Administrative Expenses
General and administrative expenses increased for the year ended December 31, 2023 as compared to
December 31, 2022 primarily due to incremental costs associated with being a stand-alone company, investments in talent acquisition, and annual merit increases.
Depreciation and Amortization
Depreciation and amortization decreased for the year ended December 31, 2023 as compared to December 31, 2022 due to a number of intangible assets, vehicles, and internal-use software reaching the end of their useful lives in 2022. As we invest in technology and fleet vehicles in future periods, we anticipate our Depreciation and amortization costs will increase.
Impairment of Goodwill
Impairment of goodwill for the year ended December 31, 2023 resulted from an impairment charge to reduce the carrying value of our hospice reporting unit to its fair value. Impairment of goodwill for the year ended December 31, 2022 resulted from an impairment charge to reduce the carrying value of our home health reporting unit to its fair value. See Note 7, Goodwill and Other Intangible Assets, Net, to the accompanying consolidated financial statements for additional information.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees for the year ended December 31, 2023 as compared to December 31, 2022 primarily was due to interest payments on outstanding borrowings for the full year of 2023 as compared to only the last six months of 2022 due to the Separation, as well as rising interest rates and a larger SOFR spread due to increased leverage year over year. See “—Liquidity and Capital Resources.”
Income Tax (Benefit) Expense
Our effective tax rate in 2023 was 12.6% compared to an effective tax rate of (50.2)% in 2022. In 2023, the effective tax rate was impacted by the goodwill impairment in our hospice reporting unit, a significant portion of which was a permanent book-tax difference. The effective tax rate in 2022 was impacted by the goodwill impairment in our home health reporting unit and a deferred tax adjustment related to the Separation. See also Note 1, Summary of Significant Accounting Policies—Basis of Presentation and Consolidation, and Note 11, Income Taxes, to the accompanying consolidated financial statements, and “—Critical Accounting Estimates.”
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure of our financial performance. Management believes Adjusted EBITDA assists investors in comparing our operating performance across operating periods on a consistent basis by excluding items we do not believe are indicative of our operating performance.
We calculate Adjusted EBITDA as Net (loss) income adjusted to exclude (1) income tax (benefit) expense, (2) interest expense and amortization of debt discounts and fees, (3) depreciation and amortization, (4) gains or losses on disposal or impairment of assets or goodwill, (5) stock‑based compensation, (6) net income attributable to noncontrolling interest, (7) unusual or nonrecurring items not typical of ongoing operations, and (8) gain on consolidation of joint venture formerly accounted for under the equity method of accounting.
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

The following table reconciles Net (loss) income to Adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021 (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(79.0)	$(38.3)	$112.9
Impairment of goodwill	85.8	109.0	—
Interest expense	43.0	15.0	0.3
Depreciation and amortization	30.9	33.0	36.9
Unusual or nonrecurring items not typical of ongoing operations(1)	21.2	9.5	11.9
Income tax (benefit) expense	(11.4)	12.8	35.1
Stock-based compensation	8.9	9.2	3.6
Net income attributable to noncontrolling interest	(1.5)	(2.1)	(1.8)
(Gain) loss on disposal or impairment of assets	(0.3)	0.1	(0.8)
Stock-based compensation included in overhead allocation	—	1.1	2.3
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	—	—	(3.2)
Adjusted EBITDA	$97.6	$149.3	$197.2
The following table reconciles Net cash provided by operating activities to Adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021 (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$48.4	$80.1	$123.3
Interest expense excluding amortization of debt discounts and fees	40.9	15.0	0.3
Unusual or nonrecurring items not typical of ongoing operations(1)	21.2	9.5	11.9
Change in assets and liabilities, excluding derivative instruments	(11.9)	29.2	32.8
Net income attributable to noncontrolling interests in continuing operations	(1.5)	(2.1)	(1.8)
Other	0.3	(0.6)	1.6
Current portion of income tax (benefit) expense	0.2	17.1	26.5
Equity in net income of nonconsolidated affiliates	—	—	0.6
Distributions from nonconsolidated affiliates	—	—	(0.3)
Stock-based compensation included in overhead allocation	—	1.1	2.3
Adjusted EBITDA	$97.6	$149.3	$197.2

(1)    Unusual or nonrecurring items in 2023 include costs associated with nonroutine litigation, restructuring activities, one-time standalone transition costs, shareholder activism and the strategic review process; in 2022, they include one-time standalone transition costs and costs associated with nonroutine litigation.
For additional information, see “—Results of Operations” and “—Segment Results of Operations.”
Segment Results of Operations
Our segment and consolidated Net service revenue for the years ended December 31, 2023, 2022, and 2021 is provided in the table below.

	For the Year Ended December 31,
	2023	% of Consolidated Revenue	2022	% of Consolidated Revenue	2021	% of Consolidated Revenue
	(In Millions)
Home health segment net service revenue	$850.1	81.2%	$877.1	81.9%	$897.3	81.1%
Hospice segment net service revenue	196.2	18.8%	194.0	18.1%	209.3	18.9%
Consolidated net service revenue	$1,046.3	100.0%	$1,071.1	100.0%	$1,106.6	100.0%

For the year ended December 31, 2023, our Net service revenue decreased 2.3% over 2022 due to the continued shift to more non-episodic patients in home health and the resumption of sequestration. These effects were partially offset by improved pricing of Payor Innovation contracts. See “—Results of Operations.”
For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”) to (Loss) income before income taxes and noncontrolling interests, see Note 14, Segment Reporting, to the accompanying consolidated financial statements.
Home Health
During the years ended December 31, 2023, 2022, and 2021, our home health segment derived its Net service revenue from the following payor sources:

	For the Year Ended December 31,
	2023	2022	2021
Medicare	65.6%	73.8%	78.2%
Medicare Advantage	23.4%	17.3%	13.1%
Managed care	9.5%	7.3%	6.9%
Medicaid	1.4%	1.4%	1.6%
Other	0.1%	0.2%	0.2%
Total	100.0%	100.0%	100.0%
The decline in Medicare revenue as a percentage of our home health Net service revenue and corresponding increase in Medicare Advantage revenue is primarily the result of continued national enrollment increases in Medicare Advantage plans by Medicare beneficiaries.
Additional information regarding our home health segment’s operating results for the years ended December 31, 2023, 2022, and 2021 is as follows:

	For the Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In Millions, Except Percentage Change)
Net service revenue:
Episodic	$661.2	$738.0	$781.5	(10.4)%	(5.6)%
Non-episodic	179.2	128.0	102.0	40.0%	25.5%
Private duty(1)	9.7	11.1	13.8	(12.6)%	(19.6)%
Home health segment revenue	850.1	877.1	897.3	(3.1)%	(2.3)%
Cost of service, excluding depreciation and amortization	439.0	435.5	423.5	0.8%	2.8%
Gross margin, excluding depreciation and amortization	411.1	441.6	473.8	(6.9)%	(6.8)%
General and administrative expenses	240.6	238.5	244.2	0.9%	(2.3)%
Other income	(0.2)	(0.9)	(1.6)	(77.8)%	(43.8)%
Equity earnings and noncontrolling interests	1.4	1.8	1.1	(22.2)%	63.6%
Home Health Segment Adjusted EBITDA(a)	$169.3	$202.2	$230.1	(16.3)%	(12.1)%
(1)    Private duty represents long-term comprehensive hourly nursing medical care.

	For the Year Ended December 31,			Percentage Change

	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(Actual Amounts)
Episodic:
Admissions	130,393	145,136	155,357	(10.2)%	(6.6)%
Recertifications	93,601	102,901	111,394	(9.0)%	(7.6)%
Completed episodes	222,227	246,448	264,581	(9.8)%	(6.9)%
Visits	3,255,471	3,664,389	4,071,600	(11.2)%	(10.0)%
Revenue per episode	$2,975	$2,995	$2,954	(0.7)%	1.4%
Non-Episodic:
Admissions	77,055	57,359	45,269	34.3%	26.7%
Recertifications	36,279	26,071	19,865	39.2%	31.2%
Visits	1,480,623	1,115,564	898,099	32.7%	24.2%
Revenue per visit	$121	$115	$114	5.2%	0.9%
Total:
Admissions	207,448	202,495	200,626	2.4%	0.9%
Recertifications	129,880	128,972	131,259	0.7%	(1.7)%
Starts of care (total admissions and recertifications)	337,328	331,467	331,885	1.8%	(0.1)%
Visits	4,736,094	4,779,953	4,969,699	(0.9)%	(3.8)%
Cost per visit	$91	$89	$83	2.2%	7.2%

(a)    Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting, as a measure reported to management for purposes of making decisions on allocating resources and addressing the performance of our segments. Segment Adjusted EBITDA is calculated similarly to consolidated Adjusted EBITDA but excludes corporate overhead costs that are not allocated to reportable segments because they are not considered when management evaluates segment performance. See Note 14, Segment Reporting, to the accompanying consolidated financial statements for additional information about Segment Adjusted EBITDA.
Expenses as a % of Net Service Revenue

	For the Year Ended December 31,
	2023	2022	2021
Cost of service, excluding depreciation and amortization	51.6%	49.7%	47.2%
General and administrative expenses	28.3%	27.2%	27.2%
Net Service Revenue
The decrease in home health Net service revenue for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily was due to the continued shift to more non-episodic patients in home health and the resumption of sequestration. These effects were partially offset by improved pricing of Payor Innovation contracts.
Segment Adjusted EBITDA
The decrease in Segment Adjusted EBITDA for the year ended December 31, 2023 as compared to the year ended
December 31, 2022 resulted primarily from the decrease in Net service revenue as discussed above.

Hospice
During the years ended December 31, 2023, 2022, and 2021, our hospice segment derived its Net service revenue from the following payor sources:

	For the Year Ended December 31,
	2023	2022	2021
Medicare	97.1%	98.8%	97.9%
Managed care	2.5%	0.7%	1.5%
Medicaid	0.4%	0.5%	0.6%
Total	100.0%	100.0%	100.0%

Additional information regarding our hospice segment’s operating results for the years ended December 31, 2023, 2022, and 2021 is as follows:

	For the Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In Millions, Except Percentage Change)
Hospice segment revenue	$196.2	$194.0	$209.3	1.1%	(7.3)%
Cost of service, excluding depreciation and amortization	96.6	90.1	90.4	7.2%	(0.3)%
Gross margin, excluding depreciation and amortization	99.6	103.9	118.9	(4.1)%	(12.6)%
General and administrative expenses	63.4	65.2	62.6	(2.8)%	4.2%
Equity earnings and noncontrolling interests	0.1	0.3	0.1	(66.7)%	200.0%
Hospice Segment Adjusted EBITDA(a)	$36.1	$38.4	$56.2	(6.0)%	(31.7)%

	For the Year Ended December 31,			Percentage Change

	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(Actual Amounts)
Total:
Admissions	11,713	11,978	13,113	(2.2)%	(8.7)%
Patient days	1,256,081	1,284,386	1,372,980	(2.2)%	(6.5)%
Average daily census	3,441	3,519	3,762	(2.2)%	(6.5)%
Revenue per patient day	$156	$151	$152	3.3%	(0.7)%
Cost per patient day	$77	$70	$66	10.0%	6.1%

(a)    Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting, as a measure reported to management for purposes of making decisions on allocating resources and addressing the performance of our segments. Segment Adjusted EBITDA is calculated similarly to consolidated Adjusted EBITDA but excludes corporate overhead costs that are not allocated to reportable segments because they are not considered when management evaluates segment performance. See Note 14, Segment Reporting, to the accompanying consolidated financial statements for additional information about Segment Adjusted EBITDA.
Expenses as a % of Net Service Revenue

	For the Year Ended December 31,
	2023	2022	2021
Cost of service, excluding depreciation and amortization	49.2%	46.4%	43.2%
General and administrative expenses	32.3%	33.6%	29.9%

Net service revenue
The increase in hospice Net service revenue for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily resulted from an increase in revenue per patient day. The increase in revenue per patient day for the year ended December 31, 2023 primarily was due to increased Medicare reimbursement rates and changes in our estimated recoverability of Net service revenue, partially offset by the resumption of sequestration.
Segment Adjusted EBITDA
The decrease in hospice Segment Adjusted EBITDA for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily resulted from an increase in Cost of service, excluding depreciation and amortization. Cost of service, excluding depreciation and amortization increased in 2023 compared to 2022 primarily due to increased labor costs resulting from the implementation of the new case management staffing model, including costs associated with dedicated on-call and triage nurses.
Liquidity and Capital Resources
Our principal uses of cash include the funding of working capital requirements, servicing our debt, and funding capital expenditures, including acquisitions. See “—Contractual Obligations” for more information about our material cash requirements from our contractual obligations at December 31, 2023.
As of December 31, 2023 and 2022, we had $27.4 million and $22.9 million, respectively, in Cash and cash equivalents. These amounts exclude $2.4 million and $4.3 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which our joint venture partner requested, and we agreed, the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and Restricted Cash, to the accompanying consolidated financial statements. As of December 31, 2023, we also had $33.4 million available to us under the Revolving Credit Facility, as discussed below.
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
On June 27, 2023, we amended the Credit Facilities (the “First Amendment”) to provide for, among other things: (i) a new tier to the pricing grid for interest rate margins when the total net leverage ratio exceeds 4.50 to 1.00; (ii) changes to the conditions concerning the Company’s total net leverage ratio that must be met for the Company to borrow incremental ratio-based amounts; (iii) an increase in the maximum permitted total net leverage ratio to 5.25 to 1.00 for the quarters ending June 30, 2023, September 30, 2023, and December 31, 2023, stepping down to 5.00 to 1.00 for the quarter ending March 31, 2024, 4.75 to 1.00 for the quarter ending June 30, 2024, and 4.50 to 1.00 for the quarter ending

September 30, 2024 and thereafter; and (iv) modifications to the Company’s ability to declare and make certain restricted payments.
On September 29, 2023, we entered into a Limited Waiver (the “Waiver”) with Wells Fargo Bank, National Association, as administrative agent to the other lenders (the “Administrative Agent”) under the Credit Agreement and the First Amendment. The Waiver released the Company from the requirement to comply with the total net leverage ratio and the interest coverage ratio covenants for the three months ended September 30, 2023. The Waiver also required that, until such time as the Company certified compliance with the waived financial covenants, the aggregate principal amount of the Company’s revolving loans allowed under the Credit Agreement were decreased from $350.0 million to $230.0 million. All other covenants and terms of the Credit Agreement remained unchanged and in effect. Although we were not required to be in compliance with the financial covenants as of September 30, 2023, we were in compliance with the financial covenants under the Credit Facilities.
As of September 30, 2023, our forecasted results suggested there was uncertainty of meeting our covenants through a period of one year from the issuance date of the September 30, 2023 financial statements. As a result, on November 3, 2023, we amended the Credit Facilities (the “Second Amendment”) to provide for, among other things: (i) an increase in the maximum permitted Total Net Leverage Ratio (as defined in the Credit Agreement) to 6.75 to 1.00 for the quarters ending December 31, 2023 and March 31, 2024, stepping down to 6.50 to 1.00 for the quarters ending June 30, September 30 and December 31, 2024, 5.75 to 1.00 for the quarter ending March 31, 2025, and 4.50 to 1.00 for the quarter ending June 30, 2025 and thereafter; (ii) the addition of a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant of 1.15 to 1.00 until the end of the Covenant Adjustment Period (as defined below); (iii) no Interest Coverage Ratio (as defined in the Credit Agreement) covenant until the end of the Covenant Adjustment Period; (iv) a permanent reduction in the Revolving Credit Facility commitment from $350.0 million to $220.0 million; (v) an increase in the Applicable Commitment Fee (as defined in the Credit Agreement) during the Covenant Adjustment Period; (vi) suspension of the ability of the Company to request incremental commitments under the Credit Agreement during the Covenant Adjustment Period; (vii) an increase of 0.25% in the applicable interest rate margins on amounts outstanding under the Credit Agreement during the Covenant Adjustment Period; (viii) limits on the amount of cash the Company can keep on hand and outside the lender group during the Covenant Adjustment Period; and (ix) additional limits on permitted indebtedness and acquisitions, permitted liens, restricted payments and permitted investments during the Covenant Adjustment Period. The “Covenant Adjustment Period” begins on the date of the Second Amendment and ends on the earlier of (a) the date the Company provides evidence of compliance with the financial covenants in the Credit Agreement, as amended, for the fiscal quarter ended June 30, 2025 and (b) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement as in effect immediately prior to the First Amendment for the applicable quarter.
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
As a result of the amendment above, our forecasted results indicate we will continue to be in compliance with our financial covenants through a period of one year from the issuance date of the December 31, 2023 financial statements. We cannot guarantee we will be in compliance with our financial covenants for each reporting period through a period of one year from the issuance date of the December 31, 2023 financial statements. As of December 31, 2023, we were in compliance with our financial covenants under the Credit Facilities. We continually evaluate our expected compliance with the covenants described above and take all appropriate steps to proactively renegotiate such covenants when appropriate.
As of December 31, 2023, amounts drawn under both the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 8.0%. On October 20, 2022, we entered into an interest rate swap to manage our exposure to interest rate movements for a portion of our Term Loan A Facility. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. See also Note 12, Derivative Instruments.
For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. For additional information regarding our debt, see Note 8, Long-term Debt, to the accompanying consolidated financial statements and “—Quantitative and Qualitative Disclosures about Market Risk.” For additional information regarding our interest rate swap, see Note 12, Derivative Instruments, to the accompanying consolidated financial statements.

The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2023, 2022, and 2021 (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$48.4	$80.1	$123.3
Net cash used in investing activities	(5.3)	(42.3)	(119.2)
Net cash used in financing activities	(40.5)	(18.6)	(36.1)
Increase (decrease) in cash, cash equivalents, and restricted cash	$2.6	$19.2	$(32.0)
Operating activities. The decrease in Net cash provided by operating activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 resulted primarily from the increase in Net loss, partially offset by changes in working capital.
Investing activities. The decrease in Net cash used in investing activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 resulted primarily from three acquisitions in the fourth quarter of 2022. See Note 2, Business Combinations.
Financing activities. The increase in Net cash used in financing activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 resulted primarily from an increase in net repayments of debt in 2023.
Contractual Obligations
Our consolidated contractual obligations as of December 31, 2023 are as follows (in millions):

	Total	Current	Long Term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations(a)	$367.1	$20.0	$347.1
Revolving credit facility	180.0	—	180.0
Interest on long-term debt(b)	152.3	43.5	108.8
Finance lease obligations(a)	6.0	2.7	3.3
Operating lease obligations(c)	71.2	15.0	56.2
Purchase obligations(d)	7.4	5.6	1.8
Total	$784.0	$86.8	$697.2

(a)We lease automobiles for our clinicians under finance leases. Amounts include interest portion of future minimum finance lease payments. For more information, see Note 6, Leases, to the accompanying consolidated financial statements.
(b)Interest on long-term debt was calculated using the rate for the Term Loan A Facility as of December 31, 2023.
(c)In addition to our corporate headquarters office space, our home health and hospice segments lease: (1) relatively small office spaces in the localities they serve; and (2) equipment in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 6, Leases, to the accompanying consolidated financial statements.
(d)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable without penalty. Our purchase obligations primarily relate to software licensing and support. Purchase obligations are not recognized in our Consolidated Balance Sheet. For more information, see Note 13, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
Our capital expenditures include costs associated with computer hardware and licensing software we utilize to run our business, as well as leasehold improvements. During the years ended December 31, 2023 and 2022, we made capital expenditures of $3.5 million and $7.1 million, respectively, for property and equipment. These expenditures in 2023 and 2022 were exclusive of $2.8 million and $36.3 million, respectively, in net cash related to our acquisition activity. During 2024, we expect to spend approximately $6 million for maintenance capital expenditures. Actual amounts spent will be dependent upon the timing of projects for our business.
As of December 31, 2023, we do not have any material off-balance sheet arrangements.

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
Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third‑party payors, which are often subject to interpretation and review, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. However, we continually review the amounts actually collected in subsequent periods in order to determine the amounts by which our estimates differed. For example, based on our preliminary first quarter 2023 data that indicated a slowing rate of collections, which we believe was in part a result of a growing shift in our third-party payor mix and specifically, an increase in Medicare Advantage payors, we adjusted our reserves for the year ended December 31, 2022.
The collection of outstanding receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to the increasing complexities of documentation requirements by payors and claims reviews conducted by MACs or other contractors.

The table below shows a summary of our total Accounts receivable, net of allowances as of December 31, 2023 and 2022. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies—Accounts Receivable, Net of Allowances, to the accompanying consolidated financial statements.

	As of December 31,
	2023	2022
	(in Millions)
Current
0 – 30 Days	$102.5	$109.9
31 – 60 Days	24.2	22.0
61 – 90 Days	12.6	10.2
91 – 120 Days	8.1	4.5
120 + Days	17.3	3.0
Current accounts receivable, net of allowances	164.7	149.6
Noncurrent patient accounts receivable, net of allowances	0.5	0.9
Accounts receivable, net of allowances	$165.2	$150.5
Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include payment denials by payors as a result of increasing complexities of documentation requirements, pre- and post-payment claim reviews by our respective MACs, and reimbursement claims audits by governmental or other payors and their agents. As of December 31, 2023 and 2022, the amount of our patient accounts receivable representing denials that were under review or audit in excess of reserves established for such denials was $1.8 million and $2.5 million, respectively, in our home health segment and $2.2 million and $1.6 million, respectively, in our hospice segment. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting Policies—Net Service Revenue and —Accounts Receivable, Net of Allowances to the accompanying consolidated financial statements.
Goodwill
We test Goodwill for impairment annually as of October 1st of each year. We may perform interim impairment tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. We test Goodwill for impairment by performing either a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect to bypass this qualitative assessment for its reporting units and perform a quantitative test as of the measurement date of the test.
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
The income approach includes the use of each reporting unit’s projected operating results and cash flows that are discounted using a weighted average cost of capital that reflects market participant assumptions. The projected operating results use management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. Other significant estimates and assumptions include cost-saving synergies and tax benefits that would accrue to a market participant under a fair value methodology. The market approach estimates fair value through the use of observable inputs, such as prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
See Note 1, Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets, Net, and Note 7, Goodwill and Other Intangible Assets, Net, to the accompanying consolidated financial statements for additional information.
The following events and circumstances are certain of the qualitative factors we consider in evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount:
•macroeconomic conditions, such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;
•industry and market considerations and changes in healthcare regulations, including reimbursement and compliance requirements under the Medicare and Medicaid programs;
•cost factors, such as an increase in labor, supply, or other costs;
•overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue or earnings;
•other relevant company-specific events, such as material changes in management or key personnel or outstanding litigation;
•material events, such as a change in the composition or carrying amount of each reporting unit’s net assets, including acquisitions and dispositions; and
•length of time since the most recent quantitative analysis.
During the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified potential impairment triggering events in the fourth quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included lower than expected fourth quarter operating results, a change in our acquisition strategy and declining collections, which we believe was in part a result of the growing shift in our third‑party payor mix, and specifically, an increase in Medicare Advantage payors.
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
We estimated the fair value of our reporting units using both the income approach and market approach. The assumptions used in the income approach incorporate a number of significant estimates and judgments, including the revenue growth rates, timing of de novo openings, forecasted operating margins, the weighted average cost of capital, and terminal growth rates. The market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation and amortization, from other businesses that are similar to each reporting unit and implied control premiums.
While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in current general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, rising interest rates and labor costs and delays in our ability to complete de novo openings, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods.
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
Based on the results of the quantitative analysis, no adjustments to the carrying value of goodwill for each of the reporting units were necessary during the three months ended September 30, 2023. As of September 30, 2023, the fair value of our home health and hospice units exceeded their carrying value by less than 7% and 5%, respectively. The home health and hospice reporting units had an allocated goodwill balance of $843.9 million and $217.8 million, respectively. We conducted our annual impairment test again at October 1, 2023, which resulted in the same values determined as of September 30, 2023.
Based on the sensitivity analysis performed at September 30, 2023 by reporting unit, it was determined that, assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 and 100 basis point increase in the discount rate assumption would result in decreases in the fair value of the home health and hospice reporting units of approximately $35 million and $10 million, respectively. We based our fair value estimates on assumptions management believed to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
Income Taxes
We provide for income taxes using the asset and liability method. We also evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. See Note 1, Summary of Significant Accounting Policies—Income Taxes, and Note 11, Income Taxes, to the accompanying consolidated financial statements for a more complete discussion of income taxes and our policies related to income taxes.
Prior to the Separation, we joined Encompass in the filing of various consolidated federal, state, and local income tax returns and were party to an income tax allocation agreement (the “Tax Sharing Agreement”). Under the Tax Sharing Agreement, we paid to or received from Encompass the amount, if any, by which the Encompass tax liability was affected by virtue of the inclusion of us in the consolidated income tax returns of Encompass. Prior to the Separation, the income tax amounts in our financial statements were calculated based on a separate return methodology and were presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate, with adjustments as described in Note 11, Income Taxes, to the accompanying consolidated financial statements.
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
The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income we will ultimately generate in the future, as well as other factors. A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets, considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods in each applicable tax jurisdiction, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Our forecast of future earnings includes assumptions about patient volumes, payor reimbursement, labor costs, operating expenses, and interest expense. Based on the weight of available evidence, we determine if it is more likely than not our deferred tax assets will be realized in the future. As of December 31, 2023 and 2022, we did not have a valuation allowance recorded against any of our deferred tax assets.
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
While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2023 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to establish a valuation allowance for all or a portion of our deferred tax assets which could have a significant impact on our future earnings.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of
December 31, 2023, our primary variable rate debt outstanding related to $180.0 million in advances under our Revolving Credit Facility and $367.1 million under our Term Loan A Facility. On October 20, 2022, we entered into an interest rate swap to hedge a portion of the cash flow risk related to our variable rate debt. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. Assuming outstanding balances were to remain the same and including the impact of our interest rate swap agreement, a 1% increase in interest rates would result in an incremental negative cash flow of $3.5 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $3.5 million over the next 12 months.

See Note 8, Long-term Debt, to the accompanying consolidated financial statements for additional information regarding our long-term debt. See Note 12, Derivative Instruments, to the accompanying consolidated financial statements for additional information regarding our interest rate swap.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management, under the supervision of our board of directors, is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2023, based on criteria in Internal Control – Integrated Framework (2013) issued by COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting, as stated in their report, which is included herein.

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously described in Part II – Item 9A – Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2022, we previously determined that we had two material weaknesses in our internal control over financial reporting as we did not design and maintain effective controls to (i) monitor and review the estimated recoverability of accounts receivable, including the impact of changes to our third-party payor mix and (ii) identify potential goodwill impairment triggering events, including the impact of changes to our third-party payor mix. These material weaknesses resulted in adjustments to our consolidated financial statements as of and for the year ended December 31, 2022 to Net service revenue, Accounts receivable, net of allowances, Goodwill and Net loss.
Additionally, as previously described in Part I – Item 4 – Controls and Procedures in our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2023, we identified an additional goodwill related material weakness. Specifically, we did not design and maintain effective controls over our determination of the carrying amount allocated to each reporting unit and the measurement of potential goodwill impairment. This material weakness resulted in an adjustment to our unaudited interim financial statements for the three and six months ended June 30, 2023 to Goodwill and Net loss.
As described in Part I – Item 4 Controls and Procedures of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, we enhanced the design of our controls and have completed the following remediation efforts:
•enhanced controls around monitoring and reviewing the estimated recoverability of accounts receivable, including the impact of changes to our third-party payor mix;
•enhanced controls related to the identification of potential goodwill impairment triggering events, including the impact of changes to our third-party payor mix; and
•enhanced controls related to the preparation and review of our goodwill impairment analysis, including the allocation of carrying amounts to each reporting unit.
During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded all of the material weaknesses have been remediated as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of stockholders and is incorporated herein by reference.

Part IV
Item 15. Exhibit and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
1.Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Income for the Years Ended December 31, 2023, 2022, and 2021, Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021, Consolidated Balance Sheets as of December 31, 2023 and 2022, Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022, and 2021 and Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021.
2. Financial Statement Schedules: All other schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.
3.Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enhabit, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Enhabit, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Emphasis of Matter
As discussed in Note 8 to the consolidated financial statements, in November 2023, the Company amended certain financial covenants in its credit facilities. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 8.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Interim Goodwill Impairment Assessments – Home Health and Hospice Reporting Units

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s goodwill balance of $1,061.7 million as of December 31, 2023 was associated with the Company’s two reporting units, Home Health with goodwill of $843.9 million and Hospice with goodwill of $217.8 million. Absent any triggering events, management tests goodwill for impairment annually as of October 1st. During the three months ended June 30, 2023, management identified potential impairment triggering events, including performance against the 2023 forecast, as well as a decrease in share price and market capitalization, and performed a quantitative analysis of the two reporting units, which resulted in an impairment charge of $85.8 million related to the Hospice reporting unit. During the three months ended September 30, 2023, management identified potential impairment triggering events, consistent with those in the second quarter, and performed a quantitative analysis of the two reporting units, which did not result in a goodwill impairment charge as the fair value of each reporting unit exceeded its carrying value. Management estimated the fair value of each reporting unit using both the income approach and market approach. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of each reporting unit. Significant assumptions are incorporated into the discounted cash flow analysis such as, estimates of revenue growth rates, timing of de novo openings, forecasted operating margins, the weighted-average cost of capital, and terminal growth rates. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit and implied control premiums.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the Home Health and Hospice reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of each of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) revenue growth rates, forecasted operating margins, the weighted-average cost of capital, and terminal growth rates for both reporting units and the timing of de novo openings for the Hospice reporting unit used in the discounted cash flow analyses for the income approach and (b) the market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit and implied control premiums used in the guideline public company analyses for the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As disclosed by management, material weaknesses existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimates of each of the reporting units; (ii) evaluating the appropriateness of management’s valuation approaches; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analyses and guideline public company analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, timing of de novo openings, forecasted operating margins, the weighted-average cost of capital, and terminal growth rates used in the discounted cash flow analyses for the income approach and the market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit and implied control premiums used in the guideline public company analyses for the market approach. Evaluating management’s assumptions related to revenue growth rates, timing of de novo openings, and forecasted operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of each of the reporting units; (ii) the consistency with external data from market and industry sources; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s discounted cash flow analyses for the income approach and guideline public company analyses for the market approach and (ii) the reasonableness of the weighted-average cost of capital, terminal growth rate, the market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit, and implied control premiums assumptions.
Valuation of Accounts Receivable, Net of Allowances
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s accounts receivable balance, net of allowances was $164.7 million as of December 31, 2023. Net service revenue, and related accounts receivable balances, are recorded on an accrual basis using an estimated transaction price for the type of service provided to the patient. Management’s estimate of the transaction price includes estimates of price concessions, including for uncollectible amounts. Management’s estimates for price concessions, including for uncollectible amounts, are based on the Company’s historical collection experience for each type of payor, the aging of the accounts receivable, the Company’s success rate in the claims adjudication process, and other relevant factors. Management continually considers and incorporates updates to laws and regulations and the frequent changes in contractual terms that result from contract renegotiations and renewals. In addition, management considers laws and regulations governing Medicare and Medicaid for modifications to provider reimbursement programs.
The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable, net of allowances is a critical audit matter are (i) the significant judgment by management when developing the accounts receivable estimate and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the valuation of accounts receivable, net of allowances. As disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the valuation of accounts receivable. These procedures also included, among others, developing an independent estimate of the amounts expected to be collected and comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing an independent estimate involved (i) evaluating the historical accuracy of management’s December 31, 2022 estimate by comparing it to subsequent cash collections; (ii) evaluating the reasonableness of the December 31, 2023 accounts receivable estimate by considering subsequent cash collections; (iii) testing, on a sample basis, the completeness and accuracy of the historical billing and collection data used as an input in developing the independent estimate; and (iv) for accounts receivable without cash collected subsequent to year end, estimating collections based on the Company’s historical collection patterns.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 15, 2024
We have served as the Company’s auditor since 2021.

ENHABIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2023	2022	2021
	(In Millions, Except Per Share Data)
Net service revenue	$1,046.3	$1,071.1	$1,106.6
Cost of service, excluding depreciation and amortization	535.6	525.6	513.9
General and administrative expenses	441.6	414.9	412.9
Depreciation and amortization	30.9	33.0	36.9
Impairment of goodwill	85.8	109.0	—
Operating (loss) income	(47.6)	(11.4)	142.9
Interest expense and amortization of debt discounts and fees	43.0	15.0	0.3
Equity in net income of nonconsolidated affiliates	—	—	(0.6)
Other income	(0.2)	(0.9)	(4.8)
(Loss) income before income taxes and noncontrolling interests	(90.4)	(25.5)	148.0
Income tax (benefit) expense	(11.4)	12.8	35.1
Net (loss) income	(79.0)	(38.3)	112.9
Less: Net income attributable to noncontrolling interests	1.5	2.1	1.8
Net (loss) income attributable to Enhabit, Inc.	$(80.5)	$(40.4)	$111.1

Weighted average common shares outstanding:
Basic	49.9	49.7	49.6
Diluted	49.9	49.7	49.6

(Loss) earnings per common share:
Basic (loss) earnings per share attributable to Enhabit, Inc. common stockholders	$(1.61)	$(0.81)	$2.24
Diluted (loss) earnings per share attributable to Enhabit, Inc. common stockholders	$(1.61)	$(0.81)	$2.24
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2023	2022	2021
	(In Millions, Except Per Share Data)
Net (loss) income including noncontrolling interests	$(79.0)	$(38.3)	$112.9
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $0.1, $(0.2), and $—, respectively	0.2	(0.7)	—
Total other comprehensive income (loss)	$0.2	$(0.7)	$—
Comprehensive (loss) income including noncontrolling interests	(78.8)	(39.0)	112.9
Less: Comprehensive income attributable to noncontrolling interests	1.5	2.1	1.8
Comprehensive (loss) income attributable to Enhabit, Inc.	$(80.3)	$(41.1)	$111.1

The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$27.4	$22.9
Restricted cash	2.4	4.3
Accounts receivable, net of allowances	164.7	149.6
Income tax receivable	3.0	11.4
Prepaid expenses and other current assets	12.6	23.6
Total current assets	210.1	211.8
Property and equipment, net	19.0	20.4
Operating lease right-of-use assets	57.5	42.0
Goodwill	1,061.7	1,144.8
Intangible assets, net	80.0	102.6
Other long-term assets	5.3	5.2
Total assets(1)	$1,433.6	$1,526.8
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.5	$23.1
Current portion of operating lease liabilities	11.8	14.0
Accounts payable	7.6	3.8
Accrued payroll	38.5	35.5
Refunds due patients and other third-party payors	8.2	8.3
Accrued medical insurance	8.4	7.5
Other current liabilities	40.7	40.7
Total current liabilities	137.7	132.9
Long-term debt, net of current portion	530.1	560.0
Long-term operating lease liabilities, net of current portion	45.7	28.1
Deferred income tax liabilities	17.1	28.6
Other long-term liabilities	1.3	1.9
	731.9	751.5
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	5.0	5.2
Stockholders’ equity:
Enhabit, Inc. stockholders’ equity: Common stock, $0.01 par value; 200,000,000 shares authorized; 50,167,706 and 50,099,716 shares issued; and 50,053,375 and 50,099,716 outstanding as of December 31, 2023 and 2022, respectively	0.5	0.5
Capital in excess of par value	415.8	406.9
Accumulated other comprehensive loss	(0.5)	(0.7)
Retained earnings	254.5	335.0
Treasury Stock, at cost, 114,331 and — shares as of December 31, 2023 and 2022, respectively	(0.6)	—
Total Enhabit, Inc. stockholders’ equity	669.7	741.7
Noncontrolling interests	27.0	28.4
Total stockholders’ equity	696.7	770.1
Total liabilities(1) and stockholders’ equity	$1,433.6	$1,526.8

(1)    Our consolidated assets as of December 31, 2023 and 2022 include total assets of variable interest entities of $18.0 million and $20.6 million, respectively, that cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of December 31, 2023 and 2022 include total liabilities of the variable interest entities of $0.6 million and $0.5 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(in millions)
December 31, 2020	49.6	$0.5	$1,118.3	$—	$264.3	—	$—	$6.7	$1,389.8
Net income	—	—	—	—	111.1	—	—	1.8	112.9
Capital contributions	—	—	130.4	—	—	—	—	—	130.4
Capital distributions	—	—	(154.5)	—	—	—	—	—	(154.5)
Distributions declared	—	—	—	—	—	—	—	(1.3)	(1.3)
Acquisitions	—	—	—	—	—	—	—	1.1	1.1
Other	—	—	(0.1)	—	—	—	—	—	(0.1)
December 31, 2021	49.6	0.5	1,094.1	—	375.4	—	—	8.3	1,478.3
Net (loss) income	—	—	—	—	(40.4)	—	—	1.9	(38.5)
Other comprehensive loss, net of tax	—	—	—	(0.7)	—	—	—	—	(0.7)
Capital contributions	—	—	62.3	—	—	—	—	—	62.3
Capital distributions	—	—	(759.1)	—	—	—	—	—	(759.1)
Distributions declared	—	—	—	—	—	—	—	(1.2)	(1.2)
Acquisitions	—	—	—	—	—	—	—	15.9	15.9
Issuance of restricted stock awards	0.5	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests of consolidated affiliates	—	—	2.9	—	—	—	—	3.5	6.4
Other	—	—	6.7	—	—	—	—	—	6.7
December 31, 2022	50.1	0.5	406.9	(0.7)	335.0	—	—	28.4	770.1
Net (loss) income	—	—	—	—	(80.5)	—	—	1.5	(79.0)
Other comprehensive income, net of tax	—	—	—	0.2	—	—	—	—	0.2
Distributions declared	—	—	—	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	—	8.9	—	—	—	—	—	8.9
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	(0.1)	—	—	—	—	0.1	(0.6)	—	(0.6)
Issuance of common stock pursuant to omnibus incentive plan	0.1	—	—	—	—	—	—	—	—
December 31, 2023	50.1	$0.5	$415.8	$(0.5)	$254.5	0.1	$(0.6)	$27.0	$696.7
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022	2021
	(In Millions)
Cash flows from operating activities:
Net (loss) income	$(79.0)	$(38.3)	$112.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Depreciation and amortization	30.9	33.0	36.9
Amortization of debt related costs	2.1	0.6	—
Impairment of goodwill	85.8	109.0	—
Equity in net income of nonconsolidated affiliates	—	—	(0.6)
Distributions from nonconsolidated affiliates	—	—	0.3
Stock-based compensation	8.9	9.2	3.6
Deferred tax (benefit) expense	(11.6)	(4.3)	8.6
Other, net	(0.4)	0.1	(5.6)
Changes in assets and liabilities, net of acquisitions —
Accounts receivable, net of allowances	(14.6)	21.6	(24.8)
Prepaid expenses and other assets	19.1	(27.5)	(0.1)
Accounts payable	3.8	0.2	(0.7)
Accrued payroll	3.0	(31.0)	(7.7)
Other liabilities	0.4	7.5	0.5
Net cash provided by operating activities	48.4	80.1	123.3
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2.8)	(36.3)	(117.5)
Purchases of property and equipment, including capitalized software costs	(3.5)	(7.1)	(4.3)
Other	1.0	1.1	2.6
Net cash used in investing activities	(5.3)	(42.3)	(119.2)
Cash flows from financing activities:
Principal borrowings on term loan	—	400.0	—
Principal payments on debt	(20.0)	(10.0)	—
Borrowings on revolving credit facility	—	190.0	—
Payments on revolving credit facility	(10.0)	—	—
Principal payments under finance lease obligations	(3.4)	(5.0)	(7.2)
Debt issuance costs	(3.2)	(4.7)	—
Distributions paid to noncontrolling interests of consolidated affiliates	(3.2)	—	—
Contributions from Encompass	—	59.8	126.4
Distributions to Encompass	—	(654.9)	(154.1)
Contributions from noncontrolling interests of consolidated affiliates	—	7.4	—
Other	(0.7)	(1.2)	(1.2)
Net cash used in financing activities	(40.5)	(18.6)	(36.1)
Increase (decrease) in cash, cash equivalents, and restricted cash	2.6	19.2	(32.0)
Cash, cash equivalents, and restricted cash at beginning of year	27.2	8.0	40.0
Cash, cash equivalents, and restricted cash at end of year	$29.8	$27.2	$8.0
Supplemental cash flow information:
Cash received (paid) for income taxes	$8.2	$(11.9)	$(28.4)
Cash paid for interest	$(40.6)	$(13.1)	$(0.2)
Supplemental schedule of noncash activities:
Property and equipment additions through finance leases	$3.8	$3.5	$3.9
Operating lease additions	$31.6	$10.1	$23.2
Trade name transfer to Encompass (including deferred tax liability)	$—	$104.2	$—
The accompanying notes are an integral part of these consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.Summary of Significant Accounting Policies:
Organization and Description of Business—
Enhabit, Inc. (“Enhabit,” “we,” “us,” “our,” and the “Company”), incorporated in Delaware in 2014, provides a comprehensive range of Medicare-certified skilled home health and hospice services in 34 states, with a concentration in the southern half of the United States. We manage our operations and disclose financial information using two reportable segments: (1) home health and (2) hospice. See Note 14, Segment Reporting. Prior to July 1, 2022, the Company operated as a reporting segment of Encompass Health Corporation (“Encompass”).
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
See also Note 8, Long-term Debt.
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
The consolidated financial statements include an allocation of expenses related to certain Encompass corporate functions as discussed in Note 15, Related Party Transactions. The consolidated financial statements also include revenues and expenses directly attributable to the Company and assets and liabilities specifically attributable to the Company. Encompass’s third-party debt and related interest expense have not been attributed to the Company because the Company is not the primary legal obligor of the debt, and the borrowings are not specifically identifiable to the Company. However,

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
subsequent to April 23, 2020, the Company was a guarantor for Encompass’s credit agreement and senior debt. In connection with the Distribution, the Company was released from its guarantee of Encompass’s indebtedness. The Company maintains its own cash management system and does not participate in a centralized cash management arrangement with Encompass.
Prior to the Distribution and Separation, we joined with Encompass in various U.S. federal, state, and local consolidated income tax filings. See Note 11, Income Taxes, for information related to our Tax Sharing Agreement with Encompass. The income tax amounts in these consolidated financial statements have been calculated based on a separate return methodology and are presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate, with adjustments described in Note 11, Income Taxes.
The consolidated financial statements include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries, majority-owned subsidiaries over which we exercise control, and, when applicable, entities in which we have a controlling financial interest.
We eliminate all intercompany accounts and transactions within the Company from our financial results. Transactions between the Company and Encompass have been included in these consolidated financial statements. The transfers with Encompass that were not settled are reflected in stockholders’ equity within Capital in excess of par value on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Within the Consolidated Statements of Cash Flows, these transfers are treated as an operating, financing or noncash activity determined by the nature of the transaction. Transactions between the Company and Encompass prior to July 1, 2022 were considered related party transactions. See Note 15, Related Party Transactions, for more information.
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
Use of Estimates and Assumptions—
The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) estimates of net transaction prices to be collected for services and related revenue adjustments; (2) fair value of acquired assets and assumed liabilities in business combinations; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) economic lives and fair value of leased assets; (7) fair value of stock-based compensation; (8) fair value of derivative instruments; (9) reserves for self-insured healthcare plans; and (10) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.
COVID-19 Pandemic—
The rapid onset of the COVID-19 Pandemic (the “pandemic”) caused a disruption to our nation’s healthcare system. In response to the public health emergency associated with the pandemic, the United States Congress and Centers for Medicare and Medicaid Services (“CMS”) adopted several statutory and regulatory measures intended to provide relief to healthcare providers to ensure patients would continue to have adequate access to care. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which temporarily suspended sequestration from May 1 through December 31, 2021. After the sequestration suspension was extended several times, sequestration resumed as of April 1, 2022, but was only a 1% payment reduction through June 30, 2022. Thereafter, the full 2% Medicare payment reduction resumed. Federal legislation, including the CARES Act and the 2021 Budget Act, and CMS regulatory actions include a number of other provisions, which are discussed below,

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
affecting our reimbursement and operations in both segments. In the United States, the public health emergency measures expired on May 11, 2023.
Additionally, the CARES Act, the 2021 Budget Act, and a series of waivers and guidance issued by CMS suspended various Medicare patient coverage criteria and documentation and care requirements in an effort to provide regulatory relief until the public health emergency for the pandemic ended. For home health, the relief included the allowance of nurse practitioners and physician assistants under certain conditions to certify, establish, and periodically review the plan of care, as well as supervise the provision of items and services for beneficiaries under the Medicare home health benefit, and the expansion of the use of telehealth. Additionally, CMS expanded the definition of “homebound” to include patients needing skilled services who are homebound due solely to their COVID-19 diagnosis or patients susceptible to contract COVID-19. For hospice, the relief included the temporary waiver of the requirement to use volunteers and to conduct a nurse visit every two weeks to evaluate aides, as well as the expanded use of telehealth for routine services and patient recertification.
The foregoing and other disruptions to our business as a result of the pandemic have had an adverse effect on our business and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Net Service Revenue—
Our Net service revenue by payor source and segment is as follows (in millions):

	Home Health			Hospice			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Medicare	$557.4	$647.7	$701.8	$190.5	$191.7	$204.8	$747.9	$839.4	$906.6
Medicare Advantage	199.2	152.1	117.4	—	—	—	199.2	152.1	117.4
Managed care	80.9	63.7	62.1	5.0	1.4	3.2	85.9	65.1	65.3
Medicaid	11.8	12.0	14.2	0.7	0.9	1.3	12.5	12.9	15.5
Other	0.8	1.6	1.8	—	—	—	0.8	1.6	1.8
Total	$850.1	$877.1	$897.3	$196.2	$194.0	$209.3	$1,046.3	$1,071.1	$1,106.6
We record Net service revenue on an accrual basis using our best estimate of the transaction price for the type of service provided to the patient and expect to receive in exchange for providing services directly to patients. Our estimate of the transaction price includes adjustments for contractual rate and other revenue adjustments, including uncollectible amounts. Contractual rate revenue adjustments are recorded for the excess of our standard rates over the contracted rate applicable to the relevant payor, if any. We calculate contractual rate adjustments on a patient-by-patient basis based on the rates in effect for each primary third-party payor. Other revenue adjustments include adjustments for self-pay, uninsured patients and other payors and include revenue adjustments arising from billing documentation, face-to-face documentation, authorizations, and adjustments that may arise from payment, and other reviews by third-party payors or their agents. Estimates for other revenue adjustments are determined based on the aging of our accounts receivable, our historical collection experience for each type of payor, our success rate in the claims adjudication process and other relevant factors.
Management continually reviews the transaction price estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. In addition, laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided under each home health and hospice provider number to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs. If actual results are not consistent with our assumptions and judgments, we may be exposed to adjustments to our Net Service Revenue that could be material.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information concerning an overpayment, fraud, or willful misrepresentation. If CMS suspects payments are being made as the result of fraud or willful misrepresentation, CMS may suspend payment at any time without providing prior notice to us. The initial suspension period is limited to 180 days; however, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General or the United States Department of Justice. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations, and cash flows.
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
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenues received by each provider during a cost reporting year. Management has reviewed the potential cap. Adjustments to the transaction price for the outlier cap were not material as of December 31, 2023 and December 31, 2022.
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
Hospice Revenues
Medicare revenues for hospice are recognized and recorded on an accrual basis using the input method based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The performance obligation is the rendering of services to the patient during each day that he or she is on hospice care. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
reimbursement cap calculated by the Medicare Administrative Contractors. Adjustments to the transaction price for these caps were not material as of December 31, 2023 and December 31, 2022.
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
Restricted Cash—
Restricted cash represents cash accounts maintained by a joint venture in which our joint venture partner requested, and we agreed, that the joint venture’s cash not be commingled with other corporate cash accounts and be used only to fund the operations of the joint venture.
Accounts Receivable, Net of Allowances—
We report Accounts receivable, net of allowances from services rendered at their estimated transaction price, which takes into account price concessions based on the amounts expected to be due from payors including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation programs, employers, and patients. We estimate the value of Accounts receivable, net of allowances based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments, and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payors and other relevant information. Collection of Net service revenue we expect to receive is normally a function of providing complete and correct billing information to the payors within the various filing deadlines. The evaluation of these factors involves complex, subjective judgments impacting the determination of the implicit price concession assumption. In addition, we compare our cash collections to recorded Net service revenue and evaluate our historical allowances, including implicit price concessions, based upon the ultimate resolution of the accounts receivable balance.
Our Accounts receivable, net of allowances are concentrated by type of payor. The concentration of patient service accounts receivable by payor class, as a percentage of total patient service Accounts receivable, net of allowances, is as follows:

	As of December 31,
	2023	2022
Medicare	66.9%	74.2%
Managed care and other discount plans, including Medicare Advantage	27.1%	21.0%
Medicaid	5.2%	3.9%
Other	0.8%	0.9%
Total	100.0%	100.0%
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

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Subsequent adjustments to accounts receivable determined to be the result of an adverse change in the payor’s ability to pay are recognized as provision for credit losses. The majority of what historically was classified as provision for credit losses under operating expenses is now treated as an implicit price concession factored into the determination of Net service revenue discussed above. As of December 31, 2023 and 2022, the allowance for credit losses balance was $1.1 million. See Note 4, Accounts Receivable, Net of Allowances, for additional information.
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
Leases—
We determine if an arrangement is a lease or contains a lease at inception and perform an analysis to determine whether the lease is an operating lease or a finance lease. We measure right-of-use assets and lease liabilities at the lease commencement date based on the present value of the remaining lease payments. As most of our leases do not provide a readily determinable implicit rate, we estimate an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. We use this rate to discount the remaining lease payments in measuring the right-of-use asset and lease liability. We use the implicit rate when readily determinable. We recognize lease expense for operating leases on a straight-line basis over the lease term. For our finance leases, we recognize amortization expense from the amortization of the right-of-use asset and interest expense on the related lease liability. Certain of our lease agreements contain annual escalation clauses based on changes in the Consumer Price Index. The changes to the Consumer Price Index, as compared to our initial estimate at the lease commencement date, are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. We do not account for lease and non‑lease components separately for purposes of establishing right-of-use assets and lease liabilities.
Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We recognize lease expense for these leases on a straight-line basis over the lease term.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Goodwill and Other Intangible Assets, Net—
We are required to test our goodwill for impairment at least annually, as of October 1st, absent any triggering events that would accelerate an impairment assessment. The Company may perform interim impairment tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or an indefinite lived intangible asset below its carrying amount. Potential impairment of a reporting unit is identified by comparing the reporting unit’s estimated fair value to its carrying amount. We recognize an impairment charge for any amount by which the carrying amount of the asset exceeds its fair value.
The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for its reporting units and perform a quantitative test as of the measurement date of the test. We assess qualitative factors in our home health and hospice reporting units to determine whether it is necessary to perform the quantitative impairment test. If, based on this qualitative assessment, we were to believe we must perform the quantitative goodwill impairment test, we would estimate the fair value of our reporting units using generally accepted valuation techniques including the income approach and the market approach. Fair value under the income approach is determined by discounting to present value the estimated future cash flows of each reporting unit. Significant assumptions are incorporated into the discounted cash flow analysis, such as estimates of revenue growth rates, timing of de novo openings, forecasted operating margins, the weighted average cost of capital, and terminal growth rates. Fair value under the market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation and amortization, from other businesses that are similar to each reporting unit and implied control premiums. Changes in general economic and market conditions impacting these assumptions could result in goodwill impairment charges in future periods. When we dispose of a home health or hospice agency, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2023, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.
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

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and we cease depreciation.
Investments in and Advances to Nonconsolidated Affiliates—
Investments in entities that we do not control but in which we have the ability to exercise significant influence over the operating and financial policies of the investees are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investee’s net income or losses after the date of investment, additional contributions made, dividends or distributions received, and impairment losses resulting from adjustments to net realizable value. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations, or we are otherwise committed to provide further financial support to the affiliate.
We use the measurement alternative to account for equity investments and measure this investment at cost less impairment plus or minus observable price changes in orderly transactions for the identical investment or a similar investment of the same issuer at each reporting period.
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
Our financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable interest rate swap agreement, and long-term debt. The carrying amounts of Cash and cash equivalents, Restricted cash, Accounts receivable, net of allowances, and Accounts payable approximate fair value because of the short-term maturity of these instruments.
There are assets and liabilities that are not required to be reported at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. The fair value of our equipment is determined using discounted cash flows and significant unobservable inputs, unless there is an offer to purchase such assets, which could be the basis for determining fair value. The fair value of our Intangible assets, net, excluding goodwill, is determined using discounted cash flows and significant unobservable inputs. The fair value of our investments in nonconsolidated affiliates is determined using quoted prices in private markets, discounted cash flows or earnings, or market multiples derived from a set of comparables. The fair value of our Goodwill is determined using discounted projected operating results and cash flows, which involve significant unobservable inputs.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Redeemable Noncontrolling Interests in Consolidated Affiliates—
Certain of our joint venture agreements contain provisions that allow our partners to require us to purchase their interests in the joint venture at fair value at certain points in the future. Because these noncontrolling interests provide for redemption features that are not solely within our control, we classify them as Redeemable noncontrolling interests outside of permanent equity in our Consolidated Balance Sheets and presents the redeemable noncontrolling interests at the greater of the carrying amount or redemption value at the end of each reporting period.
The following tables reconcile the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the Consolidated Balance Sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the Consolidated Balance Sheets, to the Net income attributable to noncontrolling interests presented in the Consolidated Statements of Income, and to the Comprehensive income attributable to noncontrolling interests presented in the Consolidated Statements of Comprehensive Income (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$5.2	$5.0	$—
Net income (loss) attributable to noncontrolling interests	—	0.2	(0.1)
Distribution to noncontrolling interests	(0.2)	—	—
Other(1)	—	—	5.1
Balance at end of period	$5.0	$5.2	$5.0

(1)     For additional information, see Note 2, Business Combinations.

	Year Ended December 31,
	2023	2022	2021
Net income attributable to nonredeemable noncontrolling interests	$1.5	$1.9	$1.8
Net income (loss) attributable to redeemable noncontrolling interests	—	0.2	(0.1)
Net income attributable to noncontrolling interests	$1.5	$2.1	$1.7
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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in General and administrative expenses within the accompanying Consolidated Statements of Income, were immaterial in each of the years ended December 31, 2023, 2022, and 2021, respectively.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Income Taxes—
We provide for income taxes using the asset and liability method. This approach recognizes the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for differences in the book and tax carrying amounts of our assets and liabilities.
Prior to the Distribution and Separation, we utilized the separate return approach for the purpose of the Company financial statements, including the income tax provisions and the related deferred tax assets and liabilities. The historic operations of the business reflect a separate return approach for each jurisdiction in which the Company had a presence and Encompass filed a tax return, with adjustments as discussed in Note 11, Income Taxes.
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
Derivative Instrument—
We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of an interest rate swap agreement. Our interest rate swap agreement is a derivative financial instrument and is used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
Our objectives in using an interest rate derivative are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use an interest rate swap as part of our interest rate risk management strategy. An interest rate swap designated as a cash flow hedge involves the receipt of variable amounts from a counter party in exchange for us making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” we record the derivative in the Consolidated Balance Sheets as either an asset or a liability measured at fair value. The change in the fair value of the derivative designated and that qualify as a cash flow hedge is recorded on our Consolidated Balance Sheet in Accumulated other comprehensive loss net of tax and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. For the year ended December 31, 2023 such a derivative was used to hedge certain variable cash flows associated with existing variable-rate debt.
(Loss) Earnings per Common Share—
The following table sets forth the computation of diluted weighted average common shares outstanding for the years ended December 31, 2023 and 2022 (in millions). A total of 0.3 million and 0.2 million options to purchase Enhabit’s shares and 1.7 million and 0.6 million restricted stock awards and restricted stock units were excluded from the diluted weighted average common shares outstanding for the years ended December 31, 2023 and December 31, 2022 because their effects were anti-dilutive. There were no diluted or anti-dilutive shares for the years ended and 2021.

	Year Ended December 31,
	2023	2022	2021
Weighted average common shares outstanding:
Basic	49.9	49.7	49.6
Dilutive effect of options and restricted stock units	—	—	—
Diluted common shares outstanding	49.9	49.7	49.6

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements—
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures.” This standard provides guidance to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, and the disclosures in this standard are required to be applied on a retrospective basis. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires disaggregated income tax disclosures on the effective tax rate reconciliation and income taxes paid. This standard is effective for annual periods beginning after December 31, 2024. Early adoption is permitted, and the disclosures in this standard are required to be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.
2.Business Combinations:
We completed one, four and two acquisitions, respectively, during the years ended December 31, 2023, 2022, and 2021. We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired locations from the date of acquisition. Assets acquired, liabilities assumed, and noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: an income approach using primarily discounted cash flow techniques for the noncompete and license intangible assets; and an income approach utilizing the relief-from-royalty method for the trade name intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. All goodwill recorded reflects our expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends.
2023 Acquisitions
During the year ended December 31, 2023, we completed one acquisition for a total purchase price of $3.1 million using cash on hand. This acquisition was not material to our consolidated financial statements.
2022 Acquisitions
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

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.7
Accounts receivable, net of allowances	1.6
Operating lease right-of-use-assets	0.3
Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	0.2
Trade name (useful life of 6 months)	0.1
Licenses (useful lives of 10 years)	0.9
Internal-use software (useful life of 3 years)	0.1
Goodwill	28.7
Total assets acquired	32.6
Liabilities assumed:
Current operating lease liabilities	0.1
Accounts payable	0.1
Accrued payroll	0.2
Other current liabilities	0.2
Long-term operating lease liabilities	0.2
Total liabilities assumed	0.8
Noncontrolling interests	15.9
Net assets acquired	$15.9
Information regarding the cash paid for this acquisition during 2022 is as follows (in millions):

Fair value of assets acquired	$3.9
Goodwill	28.7
Less:
Fair value of liabilities assumed	0.8
Fair value of noncontrolling interest owned by joint venture partner	15.9
Net cash paid for acquisition(1)	$15.9

(1)     As discussed above, the $15.9 million was funded on December 31, 2021, and is, therefore, included in the Consolidated Statement of Cash Flows for the year ended December 31, 2021.
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
Less:
Fair value of liabilities assumed	1.6
Net cash paid for acquisitions	$13.9
On November 1, 2022, we acquired the assets of Unity Hospice LLC, a hospice provider with one location in Arizona. This acquisition was made to enhance our position and ability to provide services to patients in this geographic area. The total purchase price was $2.1 million and was funded using cash on hand. The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

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
Less:
Fair value of liabilities assumed	0.3
Net cash paid for acquisitions	$2.1
On December 1, 2022, we acquired the assets of Southwest Florida Home Care, Inc., a home health provider with a location in Fort Myers, Florida. This acquisition was made to enhance our position and ability to provide services to patients in this geographic area. The total purchase price was $21.0 million and was funded using cash on hand and borrowings under our Revolving Credit Facility (as defined in Note 8, Long-term Debt). The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

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
Less:
Fair value of liabilities assumed	0.4
Net cash paid for acquisitions	$21.0
Pro Forma Results of Operations
The following table summarizes the results of operations of the above-mentioned acquisitions from their respective dates of acquisition included in our Consolidated Statements of Income and the unaudited pro forma results of operations of the combined entities had the date of the acquisitions been January 1, 2021 (in millions):

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

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.8
Accounts receivable, net of allowances	0.9
Prepaid expenses and other current assets	0.2
Property and equipment	0.1
Operating lease right-of-use-assets	0.9
Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	1.7
Trade name (useful life of 3 months)	0.2
Certificates of need (useful lives of 10 years)	3.1
Licenses (useful lives of 10 years)	4.8
Goodwill	92.4
Total assets acquired	105.1
Liabilities assumed:
Current operating lease liabilities	0.3
Accounts payable	0.2
Accrued payroll	0.8
Long-term operating lease liabilities	0.7
Total liabilities assumed	2.0
Redeemable and nonredeemable noncontrolling interests	3.9
Net assets acquired	$99.2
Information regarding the net cash paid for this acquisition is as follows (in millions):

Fair value of assets acquired, net of $0.8 million of cash acquired	$11.9
Goodwill	92.4
Less:
Fair value of liabilities assumed	2.0
Fair value of redeemable and nonredeemable noncontrolling interest owned by joint venture partner	3.9
Net cash paid for acquisition	$98.4
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

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.8
Accounts receivable, net of allowances	2.0
Identifiable intangible assets:
Noncompete agreement (useful life of 2 years)	0.1
Licenses (useful lives of 10 years)	1.7
Goodwill	8.0
Total assets acquired	12.6
Liabilities assumed:
Accounts payable	0.2
Accrued payroll	0.3
Other current liabilities	0.4
Other long-term liabilities	0.1
Total liabilities assumed	1.0
Redeemable noncontrolling interests	2.3
Net assets acquired	$9.3
Information regarding the net cash paid for this acquisition is as follows (in millions):

Fair value of assets acquired, net of $0.8 million of cash acquired	$3.8
Goodwill	8.0
Less:
Fair value of liabilities assumed	1.0
Fair value of redeemable noncontrolling interest owned by joint venture partner	2.3
Fair value of equity interest prior to acquisition	5.3
Net cash paid for acquisition	$3.2
Pro Forma Results of Operations
The following table summarizes the results of operations of the above-mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2021 (in millions):

	Net Service Revenue	Net Income (Loss) Attributable to Enhabit
Acquired entities only: Actual from acquisition date to December 31, 2021
Frontier	$19.7	$0.7
All other home health and hospice	$0.9	$(0.1)
Combined entity: Supplemental pro forma from 01/01/2021-12/31/2021 (unaudited)	$1,131.0	$111.6
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2021 reporting period.
The amount of goodwill recorded as a result of these 2021 transactions that is deductible for federal income tax purposes is $96.3 million.
3.Variable Interest Entities:
As of December 31, 2023, 2022, and 2021 we consolidated two joint venture entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities range from 60% to 90% as of December 31, 2023. Through partnership and management agreements with or governing these entities, we manage these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of the VIEs and an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit us from using the assets of the VIEs to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our Consolidated Balance Sheet, are as follows (in millions):

	As of December 31,
	2023	2022
Assets
Current Assets
Restricted cash	$1.8	$4.0
Accounts receivable, net of allowances	2.3	2.9
Other current assets	0.5	—
Total current assets	4.6	6.9
Operating lease right-of-use assets	0.1	0.2
Goodwill	12.4	12.4
Intangible assets, net	0.9	1.1
Total assets	$18.0	$20.6

	As of December 31,
	2023	2022
Liabilities
Current Liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.2	0.2
Other current liabilities	0.2	0.1
Total current liabilities	0.5	0.4
Other long-term liabilities	0.1	0.1
Total liabilities	$0.6	$0.5
4.Accounts Receivable, Net of Allowances:
Accounts receivable, net of allowances consists of the following (in millions):

	As of December 31,
	2023	2022
Accounts receivable	$165.8	$150.7
Less: allowance for credit losses	1.1	1.1
Accounts receivable, net of allowances	$164.7	$149.6

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
5.Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2023	2022
Leasehold improvements	$3.1	$3.0
Vehicles	29.9	31.3
Furniture, fixtures, and equipment	41.4	38.5
	74.4	72.8
Less: Accumulated depreciation and amortization	(55.4)	(52.4)
Property and equipment, net	$19.0	$20.4
The amount of depreciation expense is as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Depreciation expense	$4.3	$4.6	$5.8
6.Leases:
We lease office space, vehicles, and equipment under operating and finance leases with non-cancelable terms generally expiring at various dates through 2035. Our operating and finance leases generally have one- to eleven-year terms. Certain leases also include options to purchase the leased property.
The components of lease costs are as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Operating lease cost:
General and administrative expenses	$20.5	$20.1	$19.2
Finance lease cost:
Amortization of right-of-use assets	3.1	3.8	6.0
Interest on lease liabilities	0.2	0.2	0.2
Total finance lease cost	3.3	4.0	6.2
Total lease cost	$23.8	$24.1	$25.4

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Supplemental Consolidated Balance Sheet information related to leases is as follows (in millions):

		As of December 31,
	Classification	2023	2022
Assets
Operating lease	Operating lease right-of-use assets	$57.5	$42.0
Finance lease(1)	Property and equipment, net	9.9	10.1
Total leased assets		$67.4	$52.1

Liabilities
Current Liabilities:
Operating lease	Current portion of operating lease liabilities	$11.8	$14.0
Finance lease	Current portion of long-term debt	2.5	3.1
Noncurrent liabilities
Operating lease	Long-term operating lease liabilities, net of current portion	45.7	28.1
Finance lease	Long-term debt, net of current portion	3.1	2.1
Total leased liabilities		$63.1	$47.3

(1)    Finance lease assets are recorded net of accumulated amortization of $20.0 million and $21.3 million as of December 31, 2023 and 2022, respectively.

	As of December 31,
	2023	2022
Weighted Average Remaining Lease Term
Operating lease	5.8 years	3.5 years
Finance lease	2.7 years	1.8 years
Weighted Average Discount Rate
Operating lease	6.7%	4.7%
Finance lease	4.7%	2.9%
Maturities of lease liabilities as of December 31, 2023 are as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$15.0	$2.7
2025	13.9	1.6
2026	11.1	1.0
2027	8.1	0.7
2028	5.3	—
2029 and thereafter	17.8	—
Total lease payments	71.2	6.0
Less: Interest portion	(13.7)	(0.5)
Total lease liabilities.	$57.5	$5.5

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Supplemental cash flow information related to our leases is as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16.0	$17.1	$16.5
Operating cash flows from finance leases	$0.2	$0.2	$0.2
Financing cash flows from finance leases	$3.4	$5.0	$7.2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31.6	$10.7	$24.2
Finance leases	$3.8	$3.5	$4.1
In March 2023, we renewed the lease on our corporate headquarters office space for a term of 11 years. The lease commences on June 1, 2024 and expires in May 2035. The minimum lease payment obligations due under this lease are $19.8 million.
7.Goodwill and Other Intangible Assets, Net:
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2023 and 2022 (in millions):

	Home Health	Hospice	Consolidated
Goodwill as of December 31, 2021	$911.7	$277.3	$1,189.0
Acquisitions	38.5	26.3	64.8
Impairment	(109.0)	—	(109.0)
Goodwill as of December 31, 2022	$841.2	$303.6	$1,144.8
Acquisitions	2.7	—	2.7
Impairment	—	(85.8)	(85.8)
Goodwill as of December 31, 2023	$843.9	$217.8	$1,061.7
Goodwill decreased as a result of the impairment charges recorded for the years ended December 31, 2023 and 2022. These decreases were partially offset by the acquisitions discussed in Note 2, Business Combinations.
We are required to test our goodwill for impairment at least annually, as of October 1st, absent any triggering events that would accelerate an impairment assessment.
During the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified potential impairment triggering events in the fourth quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included lower than expected fourth quarter operating results, a change in our acquisition strategy and declining collections, which we believe was in part a result of the growing shift in our third‑party payor mix, and specifically, an increase in Medicare Advantage payors.
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
We estimated the fair value of our reporting units using both the income approach and market approach. The assumptions used in the income approach incorporate a number of significant estimates and judgments, including the revenue growth rates, timing of de novo openings, forecasted operating margins, the weighted average cost of capital, and terminal growth rates. The market approach utilizes the guideline public company methodology, which uses valuation

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
indicators, including market multiples of earnings before interest, taxes, depreciation and amortization, from other businesses that are similar to each reporting unit and implied control premiums.
While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in current general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, rising interest rates and labor costs and delays in our ability to complete de novo openings, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods.
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
Based on the results of the quantitative analysis, no adjustments to the carrying value of goodwill for each of the reporting units were necessary during the three months ended September 30, 2023. As of September 30, 2023, the fair value of our home health and hospice units exceeded their carrying value by less than 7% and 5%, respectively. The home health and hospice reporting units had an allocated goodwill balance of $843.9 million and $217.8 million, respectively. We conducted our annual impairment test again at October 1, 2023, which resulted in the same values determined as of September 30, 2023.
As of December 31, 2023 and 2022, consolidated accumulated impairment charges of $194.8 million and $109.0 million, respectively, were included in Goodwill.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table provides information regarding our other Intangible assets, net (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2023	$89.2	$(50.0)	$39.2
2022	$89.2	$(41.4)	$47.8
Licenses:
2023	$131.2	$(93.9)	$37.3
2022	$131.1	$(80.8)	$50.3
Noncompete agreements:
2023	$15.1	$(12.6)	$2.5
2022	$14.9	$(11.6)	$3.3
Trade names:
2023	$7.6	$(7.6)	$—
2022	$7.5	$(7.5)	$—
Internal-use software:
2023	$25.9	$(24.9)	$1.0
2022	$25.4	$(24.2)	$1.2
Total intangible assets:
2023	$269.0	$(189.0)	$80.0
2022	$268.1	$(165.5)	$102.6
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Amortization expense	$23.5	$24.5	$25.1
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2024	$23.0
2025	$15.7
2026	$12.4
2027	$11.3
2028	$8.0

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
8.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2023	2022
Credit Agreement—
Advances under revolving credit facility	$180.0	$190.0
Term loan facilities	367.1	387.9
Finance lease obligations	5.5	5.2
	552.6	583.1
Less: Current portion	(22.5)	(23.1)
Long-term debt, net of current portion	$530.1	$560.0
The following chart shows scheduled principal payments due on long-term debt for the next five years (in millions):

Year Ending December 31,	Amount
2024	$22.5
2025	21.4
2026	21.0
2027	490.6
2028 and thereafter	—
Gross maturities	555.5
Less unamortized debt issuance costs	(2.9)
Total	$552.6
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
On June 27, 2023, we amended the Credit Facilities (the “First Amendment”) to provide for, among other things: (i) a new tier to the pricing grid for interest rate margins when the total net leverage ratio exceeds 4.50 to 1.00; (ii) changes to the conditions concerning the Company’s total net leverage ratio that must be met for the Company to borrow incremental ratio-based amounts; (iii) an increase in the maximum permitted total net leverage ratio to 5.25 to 1.00 for the quarters ending June 30, 2023, September 30, 2023, and December 31, 2023, stepping down to 5.00 to 1.00 for the quarter ending

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024, 4.75 to 1.00 for the quarter ending June 30, 2024, and 4.50 to 1.00 for the quarter ending September 30, 2024 and thereafter; and (iv) modifications to the Company’s ability to declare and make certain restricted payments.
On September 29, 2023, we entered into a Limited Waiver (the “Waiver”) with Wells Fargo Bank, National Association, as administrative agent to the other lenders (the “Administrative Agent”) under the Credit Agreement and the First Amendment. The Waiver released the Company from the requirement to comply with the total net leverage ratio and the interest coverage ratio covenants for the three months ended September 30, 2023. The Waiver also required that, until such time as the Company certified compliance with the waived financial covenants, the aggregate principal amount of the Company’s revolving loans allowed under the Credit Agreement were decreased from $350.0 million to $230.0 million. All other covenants and terms of the Credit Agreement remained unchanged and in effect. Although we were not required to be in compliance with the financial covenants as of September 30, 2023, we were in compliance with the financial covenants under the Credit Facilities.
As of September 30, 2023, our forecasted results suggested there was uncertainty of meeting our covenants through a period of one year from the issuance date of the September 30, 2023 financial statements. As a result, on November 3, 2023, we amended the Credit Facilities (the “Second Amendment”) to provide for, among other things: (i) an increase in the maximum permitted Total Net Leverage Ratio (as defined in the Credit Agreement) to 6.75 to 1.00 for the quarters ending December 31, 2023 and March 31, 2024, stepping down to 6.50 to 1.00 for the quarters ending June 30, September 30 and December 31, 2024, 5.75 to 1.00 for the quarter ending March 31, 2025, and 4.50 to 1.00 for the quarter ending June 30, 2025 and thereafter; (ii) the addition of a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant of 1.15 to 1.00 until the end of the Covenant Adjustment Period (as defined below); (iii) no Interest Coverage Ratio (as defined in the Credit Agreement) covenant until the end of the Covenant Adjustment Period; (iv) a permanent reduction in the Revolving Credit Facility commitment from $350.0 million to $220.0 million; (v) an increase in the Applicable Commitment Fee (as defined in the Credit Agreement) during the Covenant Adjustment Period; (vi) suspension of the ability of the Company to request incremental commitments under the Credit Agreement during the Covenant Adjustment Period; (vii) an increase of 0.25% in the applicable interest rate margins on amounts outstanding under the Credit Agreement during the Covenant Adjustment Period; (viii) limits on the amount of cash the Company can keep on hand and outside the lender group during the Covenant Adjustment Period; and (ix) additional limits on permitted indebtedness and acquisitions, permitted liens, restricted payments and permitted investments during the Covenant Adjustment Period. The “Covenant Adjustment Period” begins on the date of the Second Amendment and ends on the earlier of (a) the date the Company provides evidence of compliance with the financial covenants in the Credit Agreement, as amended, for the fiscal quarter ended June 30, 2025 and (b) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement as in effect immediately prior to the First Amendment for the applicable quarter.
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
As a result of the amendment above, our forecasted results indicate we will continue to be in compliance with our financial covenants through a period of one year from the issuance date of the December 31, 2023 financial statements. We cannot guarantee we will be in compliance with our financial covenants for each reporting period through a period of one year from the issuance date of the December 31, 2023 financial statements. As of December 31, 2023, we were in compliance with our financial covenants under the Credit Facilities. We continually evaluate our expected compliance with the covenants described above and take all appropriate steps to proactively renegotiate such covenants when appropriate.
As of December 31, 2023, amounts drawn under both the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 8.0%. On October 20, 2022, we entered into an interest rate swap to manage our exposure to interest rate movements for a portion of our Term Loan A Facility. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. See also Note 12, Derivative Instruments.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The carrying amounts and estimated fair values for our long-term debt are presented in the following table (in millions):

	As of December 31,
	2023		2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$180.0	$180.0	$190.0	$190.0
Term loan A facility	$367.1	$354.4	$387.9	$356.6
Finance lease obligations	$5.5	$5.5	$5.2	$5.2
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements.
9.Stock-Based Payments:
Prior to July 1, 2022, the Company’s employees and board of directors participated in Encompass’s various stock‑based plans. All stock-based payments to employees are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the applicable requisite service period. On July 1, 2022, all unvested Encompass restricted stock awards (“RSA”), restricted stock units (“RSU”), and stock options to purchase shares issued to our employees were canceled and replaced with restricted stock, restricted stock units, and options to purchase shares issued under the Enhabit 2022 Omnibus Performance Incentive Plan (the “2022 Plan”). This represented a modification (the “Modification”) of outstanding stock-based compensation awards.
Prior to the Separation, Encompass issued a total of 128,000 RSAs and RSUs to members of our management team. Approximately 47,000 of these awards contain only a service condition, while the remainder contain both a service and a performance condition. Additionally, Encompass granted approximately 22,000 stock options to a member of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies.
As a result of the Modification, all outstanding stock-based compensation of Encompass stock awarded to Enhabit employees were converted to Enhabit stock using a conversion rate that retained the fair value of the awards immediately prior to the Modification.
All performance-based RSUs were measured immediately prior to the Modification. The number of shares to be issued upon vesting was determined, and these awards were converted to restricted stock units of Enhabit that vest based upon a service condition. All service based RSAs were converted to restricted stock awards of Enhabit that vest based upon a service condition. The outstanding options to purchase shares of Encompass stock were converted to options to purchase shares of Enhabit stock. There was no additional compensation cost as a result of the Modification.
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

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The grant date fair values of stock options granted were estimated at the grant date using the Black-Scholes option‑pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2023	2022	2021
Expected volatility	53.0%	28.3%	28.4%
Risk-free interest rate	4.1%	1.7%	1.1%
Expected life (years)	6.0	7.8	7.1
Dividend yield	—%	1.9%	1.9%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. Prior to the Separation, volatility was calculated based on the historical volatility of Encompass’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate was the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. The expected term was estimated through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by Encompass employees and projected post-vesting activity of outstanding options. The dividend yield was estimated based on Encompass’s annual dividend rate and the Encompass stock price on the dividend payment dates. For options granted after the Separation, volatility was estimated using the historical value of our peer group for a period of time commensurate with the expected term of the options. The expected term was estimated using the simplified method outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin 120. The dividend yield is zero. We recognize forfeitures for all award types as they occur. Under the Black-Scholes option-pricing model, the weighted average grant date fair value per share of employee stock options granted was $8.35, $7.01, and $7.79 during the years ended December 31, 2023, 2022, and 2021, respectively.
A summary of our stock option activity for employees specifically identifiable to the Company and related information is as follows:

	Shares (In Thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2022	222.2	$27.07
Granted	64.1	$15.30
Expirations	—	$—
Outstanding, December 31, 2023	286.3	$24.44	6.8	$—
Exercisable, December 31, 2023	172.2	$26.66	5.6	$—
The Company recognized approximately $0.4 million, $0.3 million, and $0.1 million of compensation expense related to stock options for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $0.6 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 22 months. No options were exercised during the years ended December 31, 2023 and 2022. The total intrinsic value of stock options exercised during the year ended December 31, 2021 was $0.1 million. The total fair value of stock options vested during the years ended December 31, 2023, 2022, and 2021 was $0.3 million, $0.8 million, and zero, respectively.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Restricted Stock Awards—
A summary of our issued RSAs for employees specifically identifiable to the Company is as follows (share information in thousands):

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2022	454.2	$25.54
Granted	—	—
Vested	(147.8)	28.14
Forfeited	(28.8)	25.85
Nonvested shares at December 31, 2023	277.6	$24.12
The Company recognized $3.0 million, $3.3 million, and $1.7 million of stock-based compensation related to RSAs for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $4.4 million of unrecognized compensation expense related to unvested RSAs. This cost is expected to be recognized over a weighted average period of 23 months. There were no RSAs granted in the year ended December 31, 2023. The weighted average grant-date fair value per share of RSAs granted was $22.74 during the year ended December 31, 2022. The total fair value of RSAs vested during the years ended December 31, 2023, 2022, and 2021 was $4.2 million, $1.3 million, and $2.5 million, respectively. All RSAs that vested prior to the Separation vested as shares of Encompass stock.
Restricted Stock Units—
The RSUs granted in 2023 were service-based and performance-based awards. These awards generally vest over a three-year requisite service period. The fair value of the RSU was determined by the 20-day volume weighted average closing price of Enhabit’s common stock prior to the grant date for the free cash flow performance condition and the Monte Carlo simulation model for the total shareholder return performance condition. The performance-based RSUs will vest in an amount between zero and 200% of the target units granted based on two criteria, (i) total shareholder return over the three-year period ending December 31, 2025 as compared to a designated peer group, and (ii) free cash flow generated by the Company over a three-year period ending December 31, 2025. The total shareholder return performance condition represents 20% of the total 2023 performance-based RSU award, and the free cash flow performance condition represents 80% of the total 2023 performance-based RSU award.
A summary of our issued RSUs for employees specifically identifiable to the Company is as follows (share information in thousands):

	Service Based		Performance Based
	Shares (In Thousands)	Weighted Average Grant Date Fair Value	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2022	362.0	$30.34	—	$—
Granted	719.0	12.84	452.1	17.24
Vested	(222.9)	18.18	—	—
Forfeited	(107.4)	23.94	(63.8)	17.24
Nonvested shares at December 31, 2023	750.7	$18.11	388.3	$17.24
The Company recognized $5.5 million, $5.6 million, and $1.8 million of stock-based compensation related to RSUs for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $6.9 million of unrecognized compensation expense related to unvested service-based RSUs. This cost is expected to be recognized over a weighted average period of 22 months. As of December 31, 2023, there was $1.4 million of unrecognized compensation expense related to performance-based RSUs. This cost is expected to be recognized over a weighted average period of 26 months. The total compensation expense ultimately recognized for the performance-based RSUs will depend on the outcome of the free cash flow performance condition upon vesting of the award. The weighted average grant-date fair value per share of service-based RSUs granted was $12.84 and $22.12 during the years ended December 31, 2023 and 2022, respectively. The total fair value of service-based RSUs vested during the years ended December 31, 2023, 2022, and 2021 was $4.1 million, $3.8 million, and $2.8 million, respectively. All RSUs that vested prior to the Separation vested as shares of Encompass stock.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In addition to the stock-based compensation expenses disclosed above, there was also an allocation of expenses related to certain Encompass functions that resulted from stock-based compensation totaling zero, $1.1 million, and $2.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The total tax benefit recognized for all stock-based compensation was $0.9 million, $1.8, million and $0.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
10.Employee Benefit Plans:
Substantially all our employees are eligible to enroll in Company-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2023, 2022, and 2021, costs associated with these plans, net of amounts paid by employees and stop-loss recoveries, approximated $48.1 million, $41.5 million, and $41.5 million, respectively. As of December 31, 2023 and 2022, medical insurance accruals of $8.4 million and $7.5 million, respectively, are included in Other current liabilities in our Consolidated Balance Sheets.
The Company offers one qualified 401(k) savings plans, the Home Health Savings Plan (the “HHSP”). The HHSP allows eligible employees to contribute up to 60% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service. All home health and hospice full-time and part-time employees are eligible to participate in the HHSP, and all contributions to the plan are in the form of cash. The Company’s employer matching contribution under the HHSP is 25% of the first 3% of each participant’s elective deferrals, which vest gradually over a six-year service period. Participants are always fully vested in their own contributions.
Employer contributions to the HHSP approximated $2.3 million, $2.2 million, and $2.4 million in 2023, 2022, and 2021, respectively. In 2023, 2022, and 2021, approximately $0.4 million, $0.3 million, and $0.2 million, respectively, from forfeited accounts were used to fund the matching contributions in accordance with the terms of the HHSP.
11.Income Taxes:
The significant components of Income tax (benefit) expense are as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Current:
Federal	$0.2	$14.3	$22.2
State and other	—	2.8	4.3
Total current expense	0.2	17.1	26.5
Deferred:
Federal	(9.3)	(3.9)	7.9
State and other	(2.3)	(0.4)	0.7
Total deferred (benefit) expense	(11.6)	(4.3)	8.6
Total income tax (benefit) expense related to continuing operations	$(11.4)	$12.8	$35.1
A reconciliation of differences between the federal statutory tax rate and our effective tax rate is presented below:

	For the Year Ended December 31,
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	3.1%	1.8%	3.3%
Impairment of goodwill	(10.6)%	(49.1)%	—%
Distribution deferred tax adjustment	—%	(23.7)%	—%
Other, net	(0.9)%	(0.2)%	(0.6)%
Effective tax rate	12.6%	(50.2)%	23.7%
Our 2022 taxable income generated prior to the Distribution is included in the consolidated federal and state returns of Encompass (“the Pre-Spin Returns”). After the Distribution, Encompass reduced its estimate of our taxable income to be

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
reported on the Pre-Spin Returns based primarily on a technical analysis of the timing of deductibility of transaction costs related to the Distribution. As a result, we recorded an increase to our Deferred income tax liabilities and Income tax (benefit) expense of $6.0 million in 2022, which is presented in the rate reconciliation as the Distribution deferred tax adjustment.
In addition to the CARES Act provisions previously discussed in Note 1, Summary of Significant Accounting Policies—COVID-19 Pandemic, the CARES Act also includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate, although it impacted the timing of cash payments for payroll taxes. Deferred payments of social security taxes of $14.9 million were paid in each of the years ended December 31, 2022 and 2021. There were no deferred payments of social security taxes accrued as of December 31, 2023 and 2022.
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2023	2022
Deferred income tax assets:
Operating lease liabilities	$13.2	$9.6
Accrued expenses and allowances	3.0	4.7
Stock-based compensation	3.2	2.7
Interest expense	13.1	2.8
Other deferred income tax assets	0.3	0.8
Total deferred income tax assets	32.8	20.6
Deferred income tax liabilities:
Intangible assets	(32.0)	(35.7)
Operating lease right-of-use assets	(13.3)	(9.6)
Property, net	(3.7)	(3.9)
Other deferred income tax liabilities	(0.9)	—
Total deferred income tax liabilities	(49.9)	(49.2)
Net deferred income tax liabilities	$(17.1)	$(28.6)
Prior to July 1, 2022, the Company joined Encompass in the filing of various consolidated federal, state, and local income tax returns and was a party to an income tax allocation agreement (the “Tax Sharing Agreement”). Under the Tax Sharing Agreement, the Company paid to or received from Encompass the amount, if any, by which Encompass’s income tax liability was affected by virtue of inclusion of the Company in the consolidated income tax returns of Encompass. Effectively, that arrangement resulted in the Company’s annual income tax provision being computed, with adjustments, including the Distribution deferred tax adjustment in 2022 of $6.0 million discussed above, as if the Company filed its own separate consolidated income tax returns. The deferred tax asset for interest expense is attributable to a carryforward with an indefinite carryforward period.
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

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant covenants made by that party in the Tax Matters Agreement.
We recognize interest and penalties related to income tax matters in Income tax (benefit) expense. Interest recorded as part of our income tax provisions for 2023, 2022, and 2021 was not material. Accrued interest related to income taxes as of December 31, 2023 and 2022 was not material.
As of December 31, 2023 and 2022, we have not recorded any unrecognized income tax benefits for uncertain tax positions. Our federal income tax returns have been examined through 2021 as part of the examinations of the Encompass consolidated federal income tax returns. An examination of our federal income tax return for our initial short tax-year in 2022 which ended on the date of the Distribution, is currently in progress as part of the ongoing examination of the Encompass federal consolidated return for 2022. All subsequent tax years are open for examination.
12.Derivative Instruments:
In October 2022, we entered into an interest swap agreement with a notional value of $200.0 million with a maturity of October 20, 2025.
The activities of the cash flow hedge included in Accumulated other comprehensive loss for the years ended December 31, 2023 are presented in the following table (in millions):

Cash Flow Hedge
Balance as of December 31, 2022	$(0.7)
Unrealized gain recognized in other comprehensive income, net of tax	1.3
Reclassified to interest expense, net of tax	(1.1)
Balance as of December 31, 2023	$(0.5)
The fair value of derivative assets and liabilities within the Consolidated Balance Sheets are presented in the following table (in millions):

	As of December 31,
	2023	2022
Current Assets	$0.7	$1.0
Long-term liabilities	(1.3)	(2.0)
Total	$(0.6)	$(1.0)
Fair values for our derivative instruments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy.
13.Contingencies and Other Commitments:
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
We recorded $0.2 million for claims made against the Company that are probable of loss and reasonably estimable as liabilities within Other current liabilities in the Consolidated Balance Sheet as of December 31, 2023. Other current liabilities in the Consolidated Balance Sheet as of December 31, 2023 includes $9.9 million of accrued legal fees.
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $5.6 million in 2024, $1.3 million in 2025, and $0.5 million in 2026 and thereafter. These contracts primarily relate to software licensing and support.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
14.Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by the Company. We manage our operations using two operating segments that are also our reportable segments: (1) home health and (2) hospice. These reportable operating segments are consistent with information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Home Health - Our home health operations represent the nation’s fourth-largest provider of Medicare-certified skilled home health services, measured by 2022 Medicare revenues. We operate home health agencies in 34 states, with a concentration in the southern half of the United States. As of December 31, 2023, the Company operates 255 home health agencies. We are the sole owner of 244 of these locations. We retain 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice - Our hospice operations represent one of the nation’s largest providers of Medicare-certified hospice services, measured by 2022 Medicare revenues. We operate hospice agencies in 24 states, with a concentration in the southern half of the United States. As of December 31, 2023, the Company operates 110 hospice agencies. We are the sole owner of 106 of these locations. We retain 50.0% to 90.0% ownership in the remaining four jointly owned locations. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
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
Selected financial information for our reportable segments is as follows (in millions):

	Home Health			Hospice
	For the Year Ended December 31,			For the Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Net service revenue	$850.1	$877.1	$897.3	$196.2	$194.0	$209.3
Cost of service, excluding depreciation and amortization	439.0	435.5	423.5	96.6	90.1	90.4
General and administrative expenses	240.6	238.5	244.2	63.4	65.2	62.6
Other income	(0.2)	(0.9)	(1.6)	—	—	—
Equity in net income of nonconsolidated affiliates	—	—	(0.6)	—	—	—
Noncontrolling interests	1.4	1.8	1.7	0.1	0.3	0.1
Segment Adjusted EBITDA	$169.3	$202.2	$230.1	$36.1	$38.4	$56.2

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Segment reconciliations (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Total Segment Adjusted EBITDA	$205.4	$240.6	$286.3
Non-segment general and administrative expenses	(128.7)	(102.0)	(102.5)
Impairment of goodwill	(85.8)	(109.0)	—
Interest expense	(43.0)	(15.0)	(0.3)
Depreciation and amortization	(30.9)	(33.0)	(36.9)
Stock-based compensation expense	(8.9)	(9.2)	(3.6)
Net income attributable to noncontrolling interests	1.5	2.1	1.8
Other income	—	—	3.2
(Loss) income before income taxes and noncontrolling interests	$(90.4)	$(25.5)	$148.0
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Home health:
Episodic	$661.2	$738.0	$781.5
Non-episodic	179.2	128.0	102.0
Private duty(1)	9.7	11.1	13.8
Total home health	850.1	877.1	897.3
Hospice	196.2	194.0	209.3
Total net service revenue	$1,046.3	$1,071.1	$1,106.6
(1)    Private duty represents long-term comprehensive hourly nursing medical care.
15.Related Party Transactions:
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
Allocation of Corporate Expenses
Historically Encompass provided the Company with certain services, including, but not limited to, executive oversight, treasury, legal, accounting, human resources, tax, internal audit, financial reporting, information technology and investor relations. After the Separation, some of these services continued to be provided by Encompass to the Company on a temporary basis under the Transition Services Agreement. As of December 31, 2023, the only remaining services Encompass was providing to us were related to information technology. Our consolidated financial statements through December 31, 2022 included an allocation of these costs for the period prior to July 1, 2022. When specific identification was not practicable, a proportional cost method was used, primarily based on revenue and headcount. These cost allocations reasonably reflected these services and the benefits derived for the periods presented. These allocations may not be indicative of the actual expenses that would have been incurred as an independent, publicly traded company. In addition, the Company’s employees have historically participated in Encompass’s various stock-based plans as discussed in Note 9, Stock-Based Payments.

Enhabit, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The allocations of services from Encompass to the Company and stock-based compensation are reflected in General and administrative expenses in the Consolidated Statements of Operations as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Overhead allocation	$—	$7.7	$16.7
Stock-based compensation	$—	$2.5	$3.6
For information related to our Tax Sharing Agreement with Encompass, see Note 11, Income Taxes.
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
Pursuant to the HCHB Agreement, we pay fees to HCHB based on, among other things, the software modules in use, the training programs, and the number of licensed users. Total HCHB expenses before June 19, 2021 were approximately $3.0 million and are included in General and administrative expenses in the Consolidated Statement of Income for the year ended December 31, 2021. Total HCHB expenses of $6.0 million are included in General and administrative expenses in the Consolidated Statements of Income for the years ended December 31, 2021. As of December 31, 2023 and 2022, there were no related party payables to HCHB.
Data Analytics Investment
During 2019, we made a $2.0 million investment in Medalogix, LLC, a healthcare predictive data and analytics company; this investment is accounted for under the measurement alternative for investments. In April 2021, Medalogix entered in an agreement whereby TVG Logic Holdings, LLC (“TVG”) acquired a majority of the issued and outstanding membership interests of Medalogix for cash. The transaction closed in May 2021. As a result of the transaction, the Company received $2.0 million of cash and a minority equity investment in TVG and recorded a $1.6 million gain as part of Other income during 2021. During 2023, 2022, and 2021, we incurred costs of approximately $4.5 million, $4.6 million, and $3.6 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of Service, excluding depreciation and amortization, and General and administrative expenses in the Consolidated Statements of Income.

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

2.3†	Second Amendment to Transition Service Agreement, dated as of September 1, 2023, by and between Encompass Health Corporation and Enhabit, Inc.
2.4
Tax Matters Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.3 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

2.5
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
4.1
Description of Enhabit, Inc.’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on April 14, 2023).

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

10.4*
Form of Restricted Stock Unit Agreement pursuant to the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to Enhabit, Inc.'s Annual Report on Form 10-K filed on April 14, 2023).

10.5*
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to Enhabit, Inc.'s Annual Report on Form 10-K filed on April 14, 2023).

10.6*
Form of Non-Qualified Stock Option Agreement pursuant to the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan (incorporated by reference to Exhibit 10.7 to Enhabit, Inc.'s Annual Report on Form 10-K filed on April 14, 2023).

10.7*
Form of Enhabit, Inc. Employee Restricted Stock Award Agreement (Enhabit, Inc. 2022 Omnibus Performance Incentive Plan) (incorporated by reference to Exhibit 10.7 to Enhabit Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).

10.8*
Form of Enhabit, Inc. Restricted Stock Unit Agreement (Enhabit, Inc. 2022 Omnibus Performance Incentive Plan) (incorporated by reference to Exhibit 10.6 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).

10.9*	Form of Restrictive Covenants Agreement (incorporated by reference to Exhibit 10.5 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).
10.10
Credit Agreement, dated as of June 1, 2022, by and among Enhabit, Inc., Wells Fargo Bank, N.A., as administrative agent, collateral agent and swingline lender, and various other lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).

10.11
First Amendment to Credit Agreement, dated as of June 27, 2023, by and among Enhabit, Inc., Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, and various other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on June 28, 2023).

10.12
Limited Waiver to the Credit Agreement, dated as of September 29, 2023, by and among Enhabit, Inc., Wells Fargo Bank, as administrative agent, collateral agent, and swingline lender, and various other lenders (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on October 2, 2023).

10.13
Second Amendment to the Credit Agreement, dated as of November 3, 2023, by and among Enhabit, Inc., Wells Fargo Bank, as administrative agent, collateral agent, and swingline lender, and various other lenders (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on November 7, 2023).

19.1	Enhabit, Inc. Insider Trading Policy, dated February 22, 2023 (incorporated by reference to Exhibit 19.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on April 14, 2023).
21.1†	List of Subsidiaries.
23.1†	Consent of PricewaterhouseCoopers LLP.
24.1†	Power of Attorney (included on signature page to this Form 10-K).
31.1†	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Enhabit, Inc. Incentive Compensation Recoupment Policy, dated December 1, 2023.
101.INS†	Inline XBRL Instance Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

† Submitted electronically herewith.
* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
Item 16. Form-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Crissy B. Carlisle
Name:	Crissy B. Carlisle
Title:	Chief Financial Officer

Date:	March 15, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Barb Jacobsmeyer	President and Chief Executive Officer and Director (Principal Executive Officer)
March 15, 2024
Barb Jacobsmeyer
/s/ Crissy B. Carlisle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 15, 2024
Crissy B. Carlisle
/s/ Jeffrey W. Bolton	Director
March 15, 2024
Jeffrey W. Bolton
/s/ Tina L. Brown-Stevenson	Director
March 15, 2024
Tina L. Brown-Stevenson
/s/ Yvonne M. Curl	Director
March 15, 2024
Yvonne M. Curl
/s/ Charles M. Elson	Director
March 15, 2024
Charles M. Elson
/s/ Leo I. Higdon Jr.	Director, Chairperson
March 15, 2024
Leo I. Higdon Jr.
/s/ Erin P. Hoeflinger	Director
March 15, 2024
Erin P. Hoeflinger
/s/ Susan A. LaMonica	Director
March 15, 2024
Susan A. LaMonica
/s/ John E. Maupin Jr.	Director
March 15, 2024
John E. Maupin Jr.
/s/ Stuart McGuigan	Director
March 15, 2024
Stuart McGuigan

/s/ Greg S. Rush	Director
March 15, 2024
Greg S. Rush
/s/ Barry Schochet	Director
March 15, 2024
Barry Schochet
/s/ L. Edward Shaw Jr.	Director
March 15, 2024
L. Edward Shaw Jr.