Form 10-K/A
period 2023-12-31
Enhabit, Inc.
filed 2024-04-26
CIK 1803737

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
The registrant had outstanding 50,155,782 shares of common stock as of April 17, 2024.
Documents Incorporated By Reference
None.

Audit Firm ID	Auditor Name	Auditor Location
238	PricewaterhouseCoopers LLP	Dallas, Texas

i

Explanatory Note
Enhabit, Inc. (“Enhabit,” “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K, originally filed on March 15, 2024 (the “Initial Filing”), for the purpose of providing the information required in Part III of Form 10-K. This information was previously omitted from the Initial Filing in reliance on General Instruction G(3) of Form 10-K because we intended to incorporate the required disclosures from our proxy statement relating to our 2024 Annual Meeting of stockholders. Our 2024 proxy statement, however, will not be filed within the requisite time period to allow incorporation by reference. Accordingly, this Amendment changes our Initial Filing by including the information required by Part III of Form 10-K (Items 10, 11, 12, 13 and 14).
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
Prior to July 1, 2022, we operated as a reporting segment of Encompass Health Corporation (“Encompass”). On March 7, 2022, we changed our name from “Encompass Health Home Health Holdings, Inc.” to “Enhabit, Inc.” On July 1, 2022, Encompass completed the previously announced separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”). As a result of the Distribution, Enhabit is now an independent public company, and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”). For additional discussion of the Separation and Distribution, as well as our relationship with Encompass, see Item 1A, “Risk Factors —Risks Related to Our Recent Separation from Encompass,” in the Initial Filing.

Note Regarding Presentation and Reconciliations of Adjusted EBITDA

The financial data contained in this Amendment includes Adjusted EBITDA, a non-GAAP (generally accepted accounting principles (GAAP)) financial measure as defined in Regulation G under the Securities Exchange Act of 1934. See Appendix A - “Reconciliations of Non-GAAP Financial Measures to GAAP Results” for reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP. Non-GAAP financial measures exclude significant components in understanding and assessing financial performance and should therefore not be considered superior to, as a substitute for or alternative to the GAAP financial measures. The Adjusted EBITDA measure in this Amendment may differ from similar measures used by other companies.

ii

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The following table lists all of our executive officers. Each of our executive officers will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position	Since
Barbara A. Jacobsmeyer	58	President and Chief Executive Officer; Director	6/2021
Crissy B. Carlisle	52	Chief Financial Officer	8/2021
Dylan C. Black	55	General Counsel and Secretary	1/2023
Julie Jolley	52	Executive Vice President of Home Health	5/2019
Jeanne Kalvaitis	67	Executive Vice President of Hospice	6/2022
Ronald L. (Bud) Langham, Jr.	47	Executive Vice President of Clinical Excellence and Strategy	12/2021
Tanya Marion	50	Chief Human Resources Officer	1/2022
Executive Biographies
Barbara A. Jacobsmeyer, President and CEO
Ms. Jacobsmeyer has served as President and Chief Executive Officer of Enhabit since June 2021. Prior to that, she served as Encompass’ Executive Vice President of Operations beginning in December 2016. Ms. Jacobsmeyer joined Encompass in 2007 as Chief Executive Officer of the Rehabilitation Hospital of St. Louis, a partnership of BJC HealthCare and Encompass, and then as President of Encompass’ Central Region from 2012 to 2016. Prior to joining Encompass, Ms. Jacobsmeyer served as Chief Operating Officer for Des Peres Hospital in St. Louis, Missouri. She received her bachelor’s degree in physical therapy from St. Louis University and her master’s degree in health services management from Webster University. Ms. Jacobsmeyer, as our President and Chief Executive Officer, directs the strategic, financial and operational management of the Company and, in this capacity, provides unique insights into its detailed operations. She brings to bear more than 30 years of experience in healthcare operations and management.
Crissy B. Carlisle, Chief Financial Officer
Ms. Carlisle has served as Chief Financial Officer of Enhabit since August 2021. Prior to that, she served as Encompass’ Chief Investor Relations Officer since September 2015. Ms. Carlisle joined Encompass in February 2005 as the director of SEC reporting and was promoted to Vice President of Financial Reporting in August 2005. Prior to joining Encompass, Ms. Carlisle served as a Director at FTI Consulting within the Corporate Recovery Division and additionally as a manager within PricewaterhouseCoopers’ audit practice. She received her bachelor’s degree in accounting from the University of Alabama and her master’s degree in business administration from Duke University’s Fuqua School of Business. Ms. Carlisle currently serves as a Vice President on the International Council of Gamma Phi Beta.
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
Julie D. Jolley, Executive Vice President of Home Health
Ms. Jolley has been with Enhabit (previously Encompass Home Health) since 2000 and has served in her current role as Executive Vice President of Home Health of Enhabit since May 2019. Prior to that, she served in several roles with increasing responsibility, including, as a Regional Vice President and then Regional President. Prior to joining Enhabit, Ms. Jolley was a registered nurse with experience in a variety of practice settings. She received her bachelor’s degree in nursing from Chamberlain University. Ms. Jolley leverages more than 30 years of healthcare experience.

Jeanne L. Kalvaitis, Executive Vice President of Hospice
Ms. Kalvaitis has served as Executive Vice President of Hospice of Enhabit since June 2022. Prior to joining Enhabit, she served as Vice President Hospice Operations and Divisional Vice President Clinical Services for Compassus, a hospice and palliative care provider in Fort Worth, Texas, from 2019 to 2021, where she worked on the transition of Ascension at Home hospice agencies after their acquisition by Compassus. Prior to holding that position, Ms. Kalvaitis served as Enhabit’s Vice President Clinical Services from 2014 to 2019 and held numerous positions at Vitas Healthcare Corporation from 1990 to 2014, including Vice President Operations, Vice President Business Development, and Senior General Manager. Ms. Kalvaitis is a registered nurse in Texas and Connecticut and has experience in a variety of practice settings prior to assuming the above administrative roles. Ms. Kalvaitis thus brings more than 30 years of healthcare administrative experience to her leadership of our hospice segment. She received her bachelor’s degree in nursing from the University of Texas at El Paso and her diploma in nursing from St. Vincent’s Medical Center School of Nursing in Bridgeport, Connecticut.
Ronald L. (Bud) Langham, Jr., Executive Vice President of Clinical Excellence and Strategy
Mr. Langham joined Enhabit (previously Encompass Home Health) in October 2008 and has served in his current role as Executive Vice President of Clinical Excellence and Strategy since December 2021. Prior to that, he served in several roles with increasing responsibilities including, Chief Strategy and Innovation Officer and Chief Clinical Officer of Encompass Home Health. He is a physical therapist by training and has direct patient care and leadership experience in a variety of acute and post-acute settings. Mr. Langham received his degree in physical therapy from the University of Oklahoma Health Sciences Center and a Master’s Degree in Business Administration from the University of Oklahoma. He is an active member of the American Physical Therapy Association and has served on multiple technical expert panels for the Centers for Medicare and Medicaid Services.
Tanya R. Marion, Chief Human Resources Officer
Ms. Marion has served as Chief Human Resources Officer of Enhabit since January 2022. Prior to joining Enhabit, she served as the Chief Human Resources Officer – Operations of Mercy Health, a not-for-profit health care system in St. Louis, Missouri, from 2017 to 2022. Prior to that, she served in a variety of human resources leadership roles with increasing responsibility at Mercy Health from 2007 to 2017. She received her bachelor’s degree in business management from Missouri State University and her master’s degree in management and leadership from Western Governors University.

Directors
The board of directors of Enhabit (the “Board”) currently consists of 13 members. We identify and describe below the key experience, qualifications and skills our directors bring to the Board.
Leo I. Higdon, Jr., Chairperson of the Board
Director Since: 7/1/2022
Board Committee: Audit & Finance Committee
Age: 77
Mr. Higdon served as President of Connecticut College from July 1, 2006, to December 31, 2013. He served as the President of the College of Charleston from October 2001 to June 2006. Between 1997 and 2001, Mr. Higdon served as President of Babson College in Wellesley, Massachusetts. He also served as Dean of the Darden Graduate School of Business Administration at the University of Virginia. His financial experience includes a 20-year tenure at Salomon Brothers, where he became Vice Chairman and Member of the Executive Committee, managing the Global Investment Banking Division. Mr Higdon became a Director of Encompass in 2004 and served as its Chairman from 2014 until 2022. Mr. Higdon also served as a Director of Citizens Financial Group, Inc. As a result of his 20 years of experience in the financial services industry combined with his strategic management skills gained through various senior executive positions, including in academia, and service on numerous boards of directors, Mr. Higdon has extensive experience with strategic and financial planning and the operations of public companies.

Jeffrey W. Bolton
Director Since: 7/1/2022
Board Committees: Audit & Finance; Care, Compliance & Cybersecurity Committees
Age: 68
Mr. Bolton has more than 20 years of executive and board experience in the healthcare sector. Throughout his career, Mr. Bolton has developed a deep knowledge of acute care hospitals and integrated health networks. After serving as Chief Financial Officer at Mayo Clinic from 2002 to 2013, Mr. Bolton served as the Chief Administrative Officer and Vice President for Administration (the most senior non-physician executive) at Mayo Clinic until his retirement in December 2021. While holding this position, Mr. Bolton managed strategic alliances and business development, corporate accounting and external reporting, financial planning and analysis and clinical and hospital administrative operations. Mr. Bolton co-led the development of the organization’s strategic plan and substantially transformed the leadership team. Prior to joining Mayo Clinic, Mr. Bolton worked at Carnegie Mellon University where he held various finance and planning positions, including Chief Financial Officer, and as a Planning and Financial Analyst at the University of Pittsburgh. Mr. Bolton currently serves on the board of Resoundant, Inc., a privately held medical technology company, MCSI, a privately held reference lab company and HMN Financial, Inc., a publicly traded stock savings bank holding company. In addition to Mr. Bolton’s extensive knowledge of the healthcare industry, he contributes strong leadership, accounting, finance, and strategic planning skills to the board.
Tina L. Brown-Stevenson
Director Since: 7/1/2022
Board Committees: Nominating & Corporate Governance; Care, Compliance, & Cybersecurity Committees
Age: 67
Ms. Brown-Stevenson is a retired executive who brings nearly three decades of experience in the national healthcare payor industry, where she developed an expertise in health system analytics and data. Ms. Brown-Stevenson joined UnitedHealth Group in 2008 and rose to the role of Senior Vice President of Health System Analytics and Decision Support, where she oversaw the analysis and management of provider and patient data to validate UnitedHealth Group’s strategy and product offerings, before her retirement in 2019. Prior to UnitedHealth Group, Ms. Brown-Stevenson held senior leadership positions at several other healthcare insurance companies. Ms. Brown-Stevenson currently serves on the board of several organizations, including Connecticut Children’s Medical Center and Kyruus Inc., a technology company that provides provider search and scheduling solutions to healthcare organizations. Ms. Brown-Stevenson has demonstrated her leadership and character through involvement on board roles in community, civic and privately-held organizations. Ms. Brown-Stevenson also provided patient care for many years as a Registered Nurse. As a result of her leadership roles at several large national payors in the rapidly evolving field of healthcare data and analytics and her various private board memberships, Ms. Brown-Stevenson is in a unique position to draw on her extensive experience to advise on opportunities to improve the quality of care for our patients.
Yvonne M. Curl
Director Since: 7/1/2022
Board Committees: Compensation & Human Capital (Chairperson); Nominating & Corporate
Governance Committees
Age: 69
Ms. Curl is a former Vice President and Chief Marketing Officer of Avaya, Inc., a global provider of next-generation business collaboration and communications solutions, a position she held from October 2000 through 2004. Before joining Avaya, Ms. Curl was employed by Xerox Corporation beginning in 1976, where she held a number of middle and senior management positions in sales, marketing and field operations, culminating with her appointment to Corporate Vice President. Ms. Curl currently serves as a Director/Trustee of VALIC Companies I & II, a mutual fund complex sponsored by American International Group, Inc., and as a Director on the board of the Hilton Head Community Foundation. Ms. Curl served as a Director of Encompass from 2004 until May 2022. In the past five years, she has served as a Director of Nationwide Mutual Insurance Company and the Hilton Head Humane Association. Ms. Curl has proven senior executive experience with broad operational experience in sales, marketing, and general management through her previous roles with large public companies as described above. Having served on and chaired several compensation committees on the board of directors of public companies, she has experience in the development and oversight of compensation programs and policies.

Charles M. Elson
Director Since: 7/1/2022
Board Committee: Nominating & Corporate Governance Committee
Age: 64
Mr. Elson is a retired professor of Finance and the retired Edgar S. Woolard, Jr. Chair in Corporate Governance at the University of Delaware’s Alfred Lerner College of Business and Economics. Since 2020, he has served as Executive Editor-at-Large of Directors & Boards magazine. From 2000 to 2020, he served as the Founding Director of the John L. Weinberg Center for Corporate Governance at the University of Delaware. Mr. Elson has also been Of Counsel/Consultant to the law firm Holland & Knight LLP from 1995 to the present. In addition, Mr. Elson serves as Vice Chairman of the American Bar Association’s Committee on Corporate Governance. Mr. Elson served on the National Association of Corporate Directors’ Commissions and as a member of the National Association of Corporate Directors’ Best Practices Council on Coping with Fraud and Other Illegal Activity and of that organization’s Advisory Council. Mr. Elson served as a Director of Encompass from 2004 until 2022. Mr. Elson has extensive knowledge of and experience in matters of corporate governance through his leadership roles with various professional organizations. Mr. Elson’s academic, professional and board experiences allow him to effectively address the range of issues facing public companies.
Erin P. Hoeflinger
Director Since: 7/1/2022
Board Committees: Compensation & Human Capital; Care, Compliance, & Cybersecurity Committees
Age: 58
Ms. Hoeflinger has over two decades of experience and expertise in the healthcare payor industry and has played key roles in strategy, operations, and general management throughout her career. Ms. Hoeflinger joined Aetna Inc. in 2018 and rose to the role of Senior Vice President of Specialty and Strategic Solutions, where she led the strategy to unite CVS and Aetna assets post-merger until her retirement in 2021. Prior to Aetna, Ms. Hoeflinger held several senior leadership positions at Anthem. Throughout her career, Ms. Hoeflinger has developed an extensive skill set in implementing and leading complex transformations and integrations. Ms. Hoeflinger serves on the board of Midmark Corporation, a privately held manufacturer of medical, dental, and animal healthcare products. She served on the board of First Financial Bancorp, a publicly traded banking and financial services company. She has also served in various local and national private and nonprofit board leadership roles. In addition to Ms. Hoeflinger extensive knowledge of the healthcare payor industry, she brings strong strategic planning, management, and marketing skills to the Board.
Susan A. La Monica
Director Since: 7/1/2022
Board Committee: Compensation & Human Capital Committee
Age: 63
Ms. La Monica is the Chief Human Resources Officer for Citizens Financial Group, Inc. (“Citizens”), a publicly traded banking and financial services company and one of the country’s largest regional banks, where she is responsible for developing human resource strategies to support the company’s business plan. She is a member of the bank’s ESG steering committee and jointly oversees the Corporate Affairs and Communications functions for the organization. Prior to Citizens, Ms. La Monica held several senior human resources leadership roles at Royal Bank of Scotland (which spun out Citizens in 2014) and at JP Morgan Chase. In addition to her human resources experience, Ms. La Monica has demonstrated her leadership and character through over a decade of involvement on board roles in numerous academic, community, and civic organizations. As a result of her diverse leadership roles, Ms. La Monica is well positioned to address a full range of human capital issues, including compensation and benefits, talent acquisition and development, culture and change management, as well as matters related to strategy and ESG.
John E. Maupin, Jr.
Director Since: 7/1/2022
Board Committees: Audit & Finance; Care, Compliance & Cybersecurity (Chairperson) Committees
Age: 77
Dr. Maupin is a retired healthcare executive with over 40 years of diverse executive leadership experience in academic medicine, public health, ambulatory care and government relations. He served as President and Chief Executive

Officer of Morehouse School of Medicine for eight years until his retirement in July 2014. Prior to that, he was the President and Chief Executive Officer of Meharry Medical College for 12 years. His other executive leadership positions have included Chief Administrative Officer of the Morehouse School of Medicine, Chief Executive Officer of Southside Healthcare, Inc., and Deputy Commissioner Medical Services, Baltimore City Health Department. Dr. Maupin currently serves as the Chair of the Board of Directors for VALIC Company I, a mutual fund complex sponsored by Corebridge Financial, Inc. Dr. Maupin served as a Director of Encompass from 2004 until 2022. Additionally, in the past 10 years, he has served as a Director on the boards of LifePoint Health, Inc. and Regions Financial Corp. Dr. Maupin has a distinguished record as a health policy expert, having served on numerous national public health and scientific advisory boards and panels. He also has extensive experience working with the legislative and executive branches of federal and state government and agencies within the U.S. Department of Health and Human Services. Additionally, he has demonstrated his leadership and character through involvement in board roles in community and civic organizations as well as his 20 year career as a Dental Officer in the U.S. Army Reserves. Dr. Maupin brings to the board executive leadership and management skills through his extensive healthcare executive experience as well as his tenure on several boards.
Stuart M. McGuigan
Director Since: 3/30/2023
Board Committees: Nominating & Corporate Governance; Care, Compliance & Cybersecurity Committees
Age: 65
Mr. McGuigan currently serves as interim Global Chief Information Officer for Fresenius Medical Care, an integrated dialysis clinic and device company, a position he has held since March 2023. Prior to this position, he served as Chief Information Officer (“CIO”) of the U.S. Department of State (the “Department”) from 2019 to 2021. As CIO, he established technology strategic direction and provided oversight for $2.4 billion of technology programs across the Department. Mr. McGuigan joined the Department from Johnson & Johnson, where he served as CIO from 2012 to 2019 and was responsible for Global Information Technology Strategy and Operations for an organization with 130,000 employees at over 170 overseas and domestic locations. Prior to Johnson & Johnson, Mr. McGuigan served as Senior Vice President and CIO of CVS Caremark, Senior Vice President and CIO of Liberty Mutual and Senior Vice President of Information Services for Medco Health Solutions. Mr. McGuigan has an established reputation for rapidly aligning technology innovation with global business needs. He contributes over three decades of information technology and management experience to the Board and contributes to an understanding of every aspect of Information Technology, including information technology strategy, Artificial Intelligence, cloud computing, scalable data analytics and risks associated with cybersecurity matters.
Gregory S. Rush
Director Since: 7/1/2022
Board Committees: Audit & Finance Committee (Chairperson)
Age: 56
Mr. Rush has more than 30 years of financial experience and expertise within the clinical research organization (“CRO”), biopharmaceutical, technology, and professional services industries. He joined Parexel International Corporation, a global CRO, as Executive Vice President and Chief Financial Officer in 2018. Prior to Parexel, Mr. Rush served from 2013 to 2018 as Executive Vice President and Chief Financial Officer of Syneos Health, Inc., a publicly traded biopharmaceutical services organization. Mr. Rush’s experience also includes developing innovative financial management strategies, strong capital structures, high levels of operational support and sound corporate governance. His extensive knowledge in financial operations, capital market transactions, financial reporting, and acquisitions provides valuable insight on financial and management strategies to the Board.
Barry P. Schochet
Director Since: 3/30/2023
Board Committees: Nominating & Corporate Governance; Care, Compliance & Cybersecurity Committees
Age: 73
Mr. Schochet serves as a Healthcare Operating Partner at CIC Partners, a position he has held since 2007. He is also a director of BroadJump LLC, a privately held healthcare supply chain analytics company. Mr. Schochet served as the President and CEO of BPS Health Ventures, a healthcare consulting and investment firm and as Vice Chairman (after holding numerous senior executive positions) at Tenet Healthcare. Additionally, Mr. Schochet served as a director for several healthcare companies, including Omnicare and Universal Hospital Services (now Agiliti, Inc.), both publicly traded companies. Mr. Schochet contributes more than 40 years of strategic business and healthcare compliance expertise and provides extensive financial and leadership experience to the Board.
L. Edward Shaw, Jr.
Director Since: 7/1/2022
Board Committees: Compensation & Human Capital; Nominating & Corporate Governance (Chairperson)
Committees
Age: 79
Mr. Shaw practiced law at Milbank LLP for 14 years, retiring as a partner in 1983. He also served as General Counsel of The Chase Manhattan Bank from 1983 to 1996 and Aetna, Inc. from 1999 to 2003. In addition to his legal role, his responsibilities at both institutions included a wide range of strategic planning, risk management, compliance and public policy issues. From 1996 to 1999, he served as Chief Corporate Officer of the Americas for National Westminster Bank PLC. In 2004, Mr. Shaw was appointed Independent Counsel to the Board of Directors of the New York Stock Exchange dealing with regulatory matters. From March 2006 to July 2010, he served on a part-time basis as a Senior Managing Director of Richard C. Breeden & Co., and Affiliated Companies engaged in investment management, strategic consulting, and governance matters. Mr. Shaw served as a Director of Encompass from 2005 until 2022. Additionally, in the past five years, Mr. Shaw has served as a Director of MSA Safety Inc. (NYSE: MSA). He currently serves as a Director and Former Chairman of Covenant House, the nation’s largest privately funded provider of crisis care to children. Mr. Shaw has a wide ranging legal and business background, including senior leadership roles, in the context of large public companies as described above with particular experience in corporate governance, risk management and compliance matters. He also has significant experience relating to the healthcare industry.
Barbara A. Jacobsmeyer, President and CEO
Director Since: 7/1/2022
Age: 58
Ms. Jacobsmeyer’s biography is included in the “Executive Officer” section above.

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
Our Nominating & Corporate Governance Committee oversees and periodically reviews the Guidelines, and recommends any proposed changes to the Board for approval.
Code of Ethics
We have adopted the Standards of Business Ethics and Conduct, our “code of ethics,” that applies to all employees, directors and officers, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of ethics covers a variety of matters, such as acting with integrity, compliance with laws, avoiding conflicts of interest and patient privacy. We disclose any amendments to, or waivers from, the code of ethics for executive officers and directors on our website (https://investors.ehab.com) promptly following the date of the amendment or waiver. Upon written request to our corporate secretary, we will also provide a copy of the code of ethics free of charge.
Corporate Website
We maintain a “Governance” section on our website at https://investors.ehab.com where you can find copies of our principal governance documents, including:
•Certificate of Incorporation and Amended and Restated Bylaws;
•Charters of each standing committee of the Board;
•Corporate Governance Guidelines;
•Standards of Business Ethics and Conduct;
•Incentive Compensation Recoupment Policy; and
•Insider Trading Policy.

Board Structure and Committees
Board Structure and Meetings
Our business, property, and affairs are managed under the direction of our Board. Our Corporate Governance Guidelines provide for an independent director to serve as the non-executive chairman of the Board who sets the agenda for, and presides over, Board meetings, coordinates the work of the committees of our Board, oversees the distribution of materials to members of the Board and performs other duties delegated to the chairman by the Board. The non-executive chairman also presides over independent sessions generally held at each Board meeting. The Board adopted this structure to promote decision-making and governance independent of that of our management and to better perform the Board’s monitoring and evaluation functions. Members of the Board are kept informed of our business through discussions with our chief executive officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.
During 2023, the Board had the five standing committees set out in the table below. In February 2024, the Board combined the Audit Committee and Finance Committee and changed the name of the “Compliance/Quality of Care Committee” to the “Care, Compliance & Cybersecurity Committee.” Each Board committee is led by a different independent director, and all members of our Board committees are independent directors. Each committee is governed by a charter and reports its actions and recommendations to the full Board. Each committee has the authority to retain, at the expense of the Company, outside advisors, including consultants and legal and accounting advisors. The following table shows the membership of each Board committee during 2023. As of April 2024, membership of the Audit Committee (now the Audit & Finance Committee), Compensation & Human Capital Committee, Care, Compliance & Cybersecurity Committee, and Nominating & Corporate Governance Committee has not changed.

Director	Audit	Compensation & Human Capital	Care, Compliance & Cybersecurity	Finance	Nominating & Corporate Governance
Jeffrey W. Bolton	X		X
Tina L. Brown-Stevenson			X		X
Yvonne M. Curl		Chair			X
Charles M. Elson				Chair	X
Leo I. Higdon, Jr.	X			X
Erin P. Hoeflinger		X	X
John E. Maupin, Jr.	X		Chair
Susan A. La Monica		X		X
Stuart M. McGuigan			X		X
Gregory S. Rush	Chair			X
Barry P. Schochet			X		X
L. Edward Shaw, Jr.		X			Chair
The Board and each committee met the following number of times in during 2023. All directors attended more than 80% of Board meetings and 100% of all committees meetings.

	Board	Audit	Compensation & Human Capital	Care, Compliance & Cybersecurity	Finance	Nominating & Corporate Governance
Meetings	19	9	6	5	5	4

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
•discuss with management earnings press releases as well as financial information and earnings guidance provided to analysts and rating agencies;
•discuss policies with respect to risk assessment and risk management; and
•appoint and oversee the activities of our Vice President of Internal Audit, who has the responsibility to identify violations of Company policy and law relating to accounting or public financial reporting.
The Board has also determined that each Audit Committee member is “financially literate” as defined by the New York Stock Exchange (“NYSE”) and has accounting or related financial management expertise, and that Mr. Rush is an audit committee “financial expert” as defined by the SEC.
Compensation & Human Capital Committee
The Compensation & Human Capital Committee’s purpose and objectives are to attract and retain high-quality personnel to better ensure the long-term success of the Company and the creation of long-term shareholder value. Accordingly, this committee oversees our compensation and employee benefit objectives, plans and policies and approves, or recommends to the independent members of the Board for approval, the individual compensation of our executive officers. This committee also reviews our human capital strategy and management activities, such as employee and management recruiting, retention and development initiatives as well as diversity, equity and inclusion initiatives.
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
Care, Compliance & Cybersecurity Committee
The Care, Compliance & Cybersecurity Committee’s function is to assist our Board in fulfilling its fiduciary responsibilities relating to our regulatory compliance and cyber risk management activities and to ensure we deliver quality care to our patients. The committee is primarily responsible for overseeing, monitoring, and evaluating our compliance with regulatory obligations other than tax and securities law-related obligations and reviewing the quality of services provided to patients. The specific responsibilities of the Care, Compliance & Cybersecurity Committee are, among others, to:
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
•oversee the cyber risk management program designed to monitor, mitigate and respond to cyber risks, threats, and incidents, and review periodic reports from the chief information officer, including developments in cyber threat environment and cyber risk mitigation efforts; and
•review periodic reports from the chief compliance officer, including an annual regulatory compliance report summarizing compliance-related activities undertaken by us during the year, and the results of all regulatory compliance audits conducted during the year.
Nominating & Corporate Governance Committee
The purposes and objectives of the Nominating & Corporate Governance Committee are to assist our Board in fulfilling its governance duties and responsibilities to our stockholders. Specific responsibilities include, among others, to:
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

Compensation of Directors
Pursuant to its charter, the Compensation and Human Capital Committee evaluates the compensation of our non-employee directors, including the respective chairperson fees, and recommends any changes it deems advisable to the Board, which is responsible for adopting the final form and amount of non-employee director compensation. As part of its annual review, the Compensation & Human Capital Committee receives comparative peer and industry data and recommendations from its independent compensation consultant, Pay Governance.
The Company granted each non-employee director an RSU award with a grant date fair value of $150,000 as annual compensation. The annual equity grant vests upon grant and will be settled in shares of our common stock following the director’s departure from the Board.
In 2023, we provided the following compensation to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	All Other Compensation ($)	Total ($)
Leo I. Higdon, Jr., Chairperson	162,500	150,011	—	312,511
Jeffrey W. Bolton	75,000	150,011	—	225,011
Tina L. Brown-Stevenson	75,000	150,011	—	225,011
Yvonne M. Curl	95,000	150,011	—	245,011
Charles M. Elson	90,000	150,011	—	240,011
Erin P. Hoeflinger	75,000	150,011	—	225,011
Susan A. La Monica	75,000	150,011	—	225,011
John E. Maupin, Jr.	90,000	150,011	—	240,011
Stuart M. McGuigan(1)	56,250	175,014	—	231,264
Gregory S. Rush(2)	91,667	150,011	—	241,678
Barry P. Schochet(1)	56,250	175,014	—	231,264
L. Edward Shaw, Jr.	95,000	150,011	—	245,011
(1)Mr. McGuigan and Mr. Schochet joined the Board on March 30, 2023 and received a pro-rata portion of the prior year’s annual equity grant in addition to the 2023 annual equity grant. The grant date fair value of each pro-rated equity grant,computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("ASC 718"), was $25,002.
(2)Mr. Rush was appointed Chairperson of the Audit Committee in May 2023.
(3)Each non-employee director received awards of restricted stock units, or RSUs, with a grant date fair value computed in accordance with ASC 718. The number of Enhabit RSUs granted was calculated by dividing the target value by the closing trading price of Enhabit common stock on the NYSE on the date of grant.
Our non-employee directors received an annual base cash retainer of $75,000. We also paid the following chairperson fees to compensate for the enhanced responsibilities and time commitments associated with those positions:

Chairperson Position	Chairperson Fees ($)
Chairman of the Board	75,000
Audit Committee	25,000
Compensation & Human Capital Committee	20,000
Care, Compliance & Cybersecurity Committee	15,000
Finance Committee(1)	15,000
Nominating & Corporate Governance Committee	20,000
(1) In February 2024, the Board combined the Audit Committee and Finance Committee.
It is expected that each non-employee member of the Board will receive an annual grant of restricted stock units valued at approximately $150,000.
Ms. Jacobsmeyer received no additional compensation for serving on the Board.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during 2023, except those that were disclosed in our Form 10-K/A for the year ended December 31, 2022, filed on May 1, 2023, which were not timely filed.

Item 11. Executive Compensation
Compensation Discussion and Analysis
The Company completed its first full year operating as a standalone public company in 2023, following its Separation from Encompass in July 2022. Prior to the Separation, the compensation structure for senior management was determined under the compensation philosophy, programs, and practices of Encompass and by Encompass’ compensation committee. Following the Separation, the Company’s Compensation and Human Capital Committee (the “Compensation Committee”), in consultation with its independent advisors and management, reviewed and revised historical programs and practices to align with the Company’s market capitalization, capital structure, revenues, industry, employee population and goals as a standalone entity. The Compensation Committee concentrated on performance goals and metrics in the senior management bonus plan and the long-term equity incentive plan and peer alignment in the overall compensation program.
This Compensation Discussion and Analysis (CD&A) describes the philosophy, objectives, principles and components of the material elements of the Company’s executive compensation program and describes the 2023 compensation for our Named Executive Officers (“NEOs”). Our NEOs for 2023 are:

Name	Title
Barbara A. Jacobsmeyer	President and Chief Executive Officer
Crissy B. Carlisle	Chief Financial Officer
Dylan C. Black(1)	General Counsel and Secretary
Julie D. Jolley	Executive Vice President of Home Health
Tanya R. Marion	Chief Human Resources Officer
(1) Mr. Black joined the Company in January 2023.
EXECUTIVE SUMMARY
As we transitioned to a standalone public company, the Company managed through challenges facing the industry, including shifts in home health payor mix, increasing labor costs as a result of competition for nurses and other healthcare professionals, shifting workforce expectations and demands, and home health Medicare reimbursement rates. Despite these challenges, the Company remained focused on continuing to provide high-quality service to our patients and meeting operational goals.
2023 Operational Achievements:
•Developed relationships with Medicare Advantage plans at improved rates. Our payor innovation team negotiated 41 new agreements, including two new national agreements in 2023. Our quality of care outcomes have been a strong value proposition in our successful negotiations.
•Executed on our people strategy. We hired 597 net new full-time nurses, eliminated all agency nursing contract labor, and implemented the hospice case management staffing model. At the end of 2023, we had no staffing-constrained hospice locations and eliminated nursing contract labor usage in home health and hospice.
•Opened eight de novo locations. Two additional locations were pending regulatory approval at the end of 2023.
•Delivered high-quality outcomes for our patients. Our 30-day hospital readmission rate was 20.5% better than the national average, and our hospice visits in the last days of life was 53.2% better than the national average.
2023 Financial Performance:
•2023 consolidated net revenue of $1,046.3 million
•2023 Adjusted EBITDA of $97.6 million
2023 Quality of Care Performance:
•Met or exceeded all of our key quality of care performance metrics:

•60-Day Home Health Acute Care Hospitalization Rate
•Hospice Revocation Rate
•Home Health Patient and Family Experience
•Hospice Patient and Family Experience
2023 Incentive Compensation Plan Outcomes
•Based on achievement of our quality of care performance, our Senior Management Bonus Plan (“SMBP”), which is our short-term annual performance plan, paid out at 52.5% of target.

EXECUTIVE COMPENSATION PHILOSOPHY
The Company’s people strategy is to win the talent war by attracting, rewarding and investing at all levels in our organization, including our executive officers. Our 2023 compensation program philosophy builds off this strategy by:
•providing a competitive rewards program for senior management that aligns management’s interests with those of the Company’s long-term stockholders;
•correlating compensation with corporate, regional and business unit outcomes by recognizing performance with appropriate levels and forms of awards;
•establishing financial and operational goals to sustain strong financial and quality of care performance over time; and
•placing 100% of annual cash incentives and a majority of equity incentive awards at risk by directly linking those incentive payments and awards to the Company’s performance.
We believe this philosophy enables us to attract, motivate, and retain talented and engaged executives who will enhance long-term stockholder value. The Compensation Committee, in consultation with its independent advisors and management, designed the compensation philosophy and programs for 2023 to align with the Company’s objectives.

Compensation Best Practices
To ensure the Company has strong corporate governance and risk mitigation, we have adopted the following best practices related to executive compensation:

What We Do		What We Don’t Do
✓	Emphasis on performance-based variable compensation	✓	No perquisites for executive officers
✓	Majority of long-term incentive awards are performance-based	✓	No “single-trigger” vesting for equity awards in the event of a change in control
✓	Short-term incentive plan includes both financial and quality of care metrics	✓	No hedging or pledging of Company stock
✓	Robust stock ownership requirements for officers and directors	✓	No tax gross-ups on termination payments related to a change in control
✓	Conduct annual review of our compensation peer group and competitiveness of executive compensation	✓	No dividends paid on unvested equity awards
✓	Cash severance provisions aligned with market practices	✓	No defined benefit pension plans for executives
✓	“Double-trigger” vesting for equity awards in the event of a change in control	✓	No option repricing
✓	Capped incentive payouts in performance plans
✓	Dodd-Frank compliant clawback policy, plus a supplemental policy that permits recoupment in the event of certain misconduct (even in the absence of a financial restatement)
✓	Compensation Committee comprised solely of independent directors
✓	Proactive stockholder engagement
✓	Independent compensation consultant
Say-on-Pay Vote
The annual say-on-pay vote is one of our opportunities to receive feedback from stockholders regarding our executive compensation program, and our Compensation Committee takes the result of this vote into account when determining the compensation of the Company’s executive officers. At our 2023 annual stockholders’ meeting, our stockholders approved our say-on-pay proposal, with over 82% of shares voting (excluding broker non-votes) to approve.

Target Pay Opportunities for NEOs
The Company’s executive compensation program is designed to provide a strong correlation between pay and performance. “Pay” refers to the value of an executive’s total direct compensation, or “TDC,” calculated as follows:

Base Salary	+	Target Annual Incentives	+	Target Long-Term Equity Incentives	=	Target Total Direct Compensation

NEO Target Total Direct Compensation for 2023
Named Executive Officer	Base Salary ($)	Target Annual Cash Incentive ($)	Target Long-Term Equity Incentive ($)	Target Total Direct Compensation ($)
Barbara A. Jacobsmeyer	850,000	892,500	2,677,501	4,420,001
Crissy B. Carlisle	400,001	280,000	500,001	1,180,002
Dylan C. Black(1)	350,000	245,000	350,000	945,000
Julie D. Jolley	390,000	273,000	390,000	1,053,000
Tanya R. Marion	350,002	175,001	262,501	787,504
(1) Mr. Black, the Company’s General Counsel and Secretary, joined the Company January 2023.
In 2023, all cash incentive target amounts and a substantial portion of NEO equity award values were dependent on performance measured against predetermined objectives approved by the Compensation Committee. The charts below reflect: (i) the portion of our NEOs’ 2023 target TDC that is performance-based and (ii) the time frame (i.e., annual vs. long-term) for our NEOs to realize value under our various TDC components.

President & Chief Executive Officer (Jacobsmeyer)
	69% Performance-Based

Base Salary	Annual Cash Incentive	Options	PSU	RSU
19%	20%	12%	37%	12%

		61% Long-Term

Average for Other NEOs
	47% Performance-Based

Base Salary	Annual Cash Incentive	PSU	RSU
38%	24%	23%	15%

		38% Long-Term

DETERMINATION OF COMPENSATION
Compensation Objectives
The Compensation Committee’s objectives are to provide competitive target compensation to attract and retain the kind of executive talent necessary to achieve the Company’s strategic objectives and to ensure incentive plan (annual and long-term) outcomes are aligned with Company performance. Executives may achieve above-target compensation for exceptional performance relative to target performance goals and below-target levels of compensation for performance that is not as strong as expected.
Use of Compensation Consultants
The Compensation Committee engaged Pay Governance as its independent executive compensation consultant. The Company’s management separately engaged Mercer (US) Inc. (“Mercer”) to provide data and analysis on competitive executive and non-executive compensation practices. Mercer data on executive compensation practices was provided to the Compensation Committee, subject to review by, and input from, Pay Governance.
Assessment of Competitive Compensation Practices
To maintain a market-competitive program, the Compensation Committee reviewed compensation data from the surveys noted below as well as proxy-reported data from the compensation peer group.

Compensation Survey Sources
s	Mercer Benchmark Database	s	Aon Hewitt Executive
s	Mercer Integrated Health Networks	s	Willis Towers Watson Executive
For the purposes of setting 2023 compensation, our Company’s compensation peer group, as reviewed and approved by the Compensation Committee, included the following 16 companies:

2023 Compensation Peer Group
s	Addus HomeCare Corporation	s	Cross Country Healthcare, Inc.	s	Pediatrix Medical Group, Inc.
s	Amedisys, Inc.	s	InnovAge Holding Corp.	s	The Ensign Group, Inc.
s	AMN Healthcare Services, Inc.	s	LHC Group, Inc.	s	The Pennant Group, Inc.
s	Avenna Healthcare Holdings, Inc.	s	ModivCare, Inc.	s	Premier, Inc.
s	Chemed Corporation	s	National HealthCare Corporation	s	Signify Health, Inc.
				s	Surgery Partners, Inc.
The Compensation Committee’s goal in selecting its compensation peer group is to select a group that acts as an appropriate frame of reference for compensation benchmarking. The Compensation Committee selected the 2023 compensation peer group using the following criteria as a guide:
•Company Type / Geography: publicly-traded on a major U.S. exchange and headquartered in the U.S.
•Industry: healthcare services or health care facilities with a focus on companies providing home health, hospice, personal care and nursing/physician staffing/services
•Revenues: approximately 0.4 to 2.5 times Enhabit’s revenue
•Market Capitalization: less than 4.0 times Enhabit’s market capitalization
•Numerous Qualitative Factors: examples include number of employees, competitor for talent, proxy advisor-defined peers, and states of operations
The Compensation Committee considered a number of factors in determining the base salaries, annual incentive opportunities, and long-term incentive awards of our NEOs for 2023, including the executive’s experience and role in executing day-to-day responsibilities along with executing longer-term standalone public company strategic goals, internal equity within executive management, and the executive’s performance. The Compensation Committee also reviewed competitive data from the aforementioned sources related to base salary levels, annual incentives, and long-term incentives for each executive and the NEO group as a whole. For 2023 compensation, the Compensation Committee reviewed total direct compensation opportunities at the 25th, 50th and 75th percentiles of the survey data and the compensation peer group data (“market data”) and established target total direct compensation that was within a competitive range of the market median.
It is important to note the Compensation Committee, with input from its advisor, recognizes the benchmark data changes from year to year and places emphasis on sustained compensation trends to avoid short-term anomalies. In general, the Compensation Committee views compensation 15% above or below the 50th percentile to be within a competitive range given year to year variability in the data.
The Compensation Committee revised the compensation peer group for 2024 compensation to align more closely with peer median revenue. Specifically, AMN Healthcare Services, Inc., Surgery Partners, Inc., and Chemed Corporation have been removed and America Oncology Network, Inc., P3 Health Partners Inc., LifeStance Health Group, Inc., U.S. Physical Therapy, Inc., and DocGo Inc. have been added. Additionally, LHC Group, Inc. and Signify Health, Inc. have been removed due to acquisition.
ELEMENTS OF EXECUTIVE COMPENSATION
The primary elements of our executive compensation program are:

Base Salary	+	Annual Incentives	+	Long-Term Equity Incentives

Component	Purpose
Base Salary	Provide our executives with a competitive level of fixed pay.
Annual Cash Incentives	Intended to drive Company performance during the applicable year.
Long-Term Equity Incentives	Intended to focus executive attention on longer-term strength of the business and align their interests with our stockholders’ interests over a multiyear period.
Health and Welfare Benefits	Provide our executives with programs that promote health and financial security, which all eligible employees receive.
Base Salary
We provide officers and other employees with base salaries to compensate them with regular income at competitive levels. The Compensation Committee reviews base salaries annually for its executive officers. The Compensation Committee considered market data, each individual’s experience and responsibilities, achievement of performance objectives, internal equity, and recommendations provided by the CEO for her direct reports. Base salaries for our NEOs have not increased since the Separation in July 2022 and will not increase in 2024.

Named Executive Officer	Annual Base Salary Rates as of December 31, 2023 ($)
Barbara A. Jacobsmeyer	850,000
Crissy B. Carlisle	400,001
Dylan C. Black	350,000
Julie D. Jolley	390,000
Tanya R. Marion	350,002
Annual Incentives
Establishing the Target Annual Incentive Opportunity
Our 2023 Senior Management Bonus Plan (the “SMBP”) was designed to incentivize and reward our NEOs and others for annual performance as measured against predetermined quantitative metrics intended to improve company performance and create value for our stockholders. Under the SMBP, a target annual incentive opportunity, expressed as a percentage of base salary, is determined for each participant.

Named Executive Officer	Base Salary ($)	Target Incentive Opportunity (%)	Target Cash Annual Incentive ($)
Barbara A. Jacobsmeyer	850,000	105%	892,500
Crissy B. Carlisle	400,001	70%	280,001
Dylan C. Black	350,000	70%	245,000
Julie D. Jolley	390,000	70%	273,000
Tanya R. Marion	350,002	50%	175,001
Plan Metrics and Goals
For 2023, the Compensation Committee approved two quantitative metrics: Adjusted EBITDA to focus on financial performance and a “Quality Scorecard” comprised of four sub-metrics to focus on quality-of-care operational performance. The Compensation Committee then assigned weightings (as a percentage of total annual incentive opportunity) to the metrics and sub-metrics. The tables below set forth the quantitative metrics, goals and weightings under the 2023 SMBP, which were the same for all our NEOs.
To reward exceptional company performance, the NEOs have the opportunity to receive a maximum payout in the event results reach a predetermined level of high performance for each metric. Conversely, if results are less than threshold for a metric, then no payout is awarded for such metric.

2023 SMBP Metrics and Weightings
Financial: Adjusted EBITDA	70%
Quality Scorecard	30%

Goals and Payout Opportunities: Adjusted EBITDA
Threshold 50%	Target 100%	Maximum 200%
$130.2 million	$140.8 million	$151.4 million

Goals and Payout Opportunities: Quality Scorecard
Quality Scorecard Sub-Metrics	Weight	Threshold 50%	Target 100%	Maximum 200%
60 Day Home Health Acute Care Hospitalization Rate NQF #171	25%	14.3%	14.1%	13.8%
Hospice Revocation Rate	25%	7.5%	7.0%	6.5%
Home Health Patient and Family Experience	25%	81.0%	81.2%	81.4%
Hospice Patient and Family Experience	25%	86.0%	86.2%	86.4%
It is important to note the following:
•With our current performance at or above national averages for the key quality performance metrics, the difficulty of achieving improved basis point changes in our quality sub-metrics explains the narrow spread between the threshold and maximum targets.
•Performance metrics can be achieved independently of each other.
•As results increase above the threshold, a corresponding percentage of the target cash incentive will be awarded. In other words, levels listed are on a continuum, and straight-line interpolation is used to determine the payout multiple between two payout levels shown in the table above.

Assessing and Rewarding 2023 Achievement of Goals
After the close of the year, the Compensation Committee assessed performance against the quantitative goals for each metric to determine a weighted average result, or the percentage of each NEO’s target incentive that had been achieved. The 2023 awards are paid in cash and were paid by the Company in early 2024 upon approval of the performance results by the Compensation Committee. The results of 2023 SMBP Plan are as follows:

2023 Adjusted EBITDA Results
Actual Performance	% of Target Achievement
$97.6 million	Below Threshold

2023 Quality Scorecard Results
Metric	Weight	Actual Performance	% of Target Achievement	Weighted Metric Achievement
60-Day Home Health Acute Care Hospitalization Rate NQF #0171	25.0%	13.8%	200.0%	50.0%
Hospice Revocation Rate	25.0%	5.8%	200.0%	50.0%
Home Health Patient and Family Experience	25.0%	81.7%	200.0%	50.0%
Hospice Patient and Family Experience	25.0%	86.2%	100.0%	25.0%
				175.0%

2023 SMBP Result
Metric	Weight	% of Target Metric Achievement	Weighted Achievement
Adjusted EBITDA	70.0%	—%	—%
Quality Scorecard	30.0%	175.0%	52.5%
			52.5%

2023 SMBP - Amounts Earned
Named Executive Officer	Base Salary ($)	Target Annual Incentive Opportunity (%)	Target Annual Incentive ($)	Amount of 2023 SMBP Earned (52.5%) ($)
Barbara A. Jacobsmeyer	850,000	105%	892,500	468,563
Crissy B. Carlisle	400,001	70%	280,001	147,000
Dylan C. Black	350,000	70%	245,001	128,626
Julie D. Jolley	390,000	70%	273,000	143,325
Tanya R. Marion	350,002	50%	175,001	91,876

Long-Term Incentives
To further align management’s interests with the interests of stockholders, a significant portion of each NEO’s total direct compensation for 2023 was in the form of long-term equity awards. For 2023, Enhabit’s equity incentive program provided participants at all officer levels with the opportunity to earn performance-based restricted stock units, or “PSUs,” time-based restricted stock units, or “RSUs” and, for our President and CEO, Ms. Jacobsmeyer, stock options.
The following tables summarize the 2023 target long-term equity award opportunity levels, equity compensation mix and number of awards granted for each of our NEOs. The number of RSUs, PSUs and options granted to each NEO was determined by dividing the applicable portion of the target LTI equity award opportunity for such award type by a 20-day average stock price. Note that while the full number and value of PSU awards are described in this narrative, for purposes of the “2023 Summary Compensation Table” and the “Grants of Plan-Based Awards During 2023” table below, only the portion of the PSUs for which the performance metrics were established in 2023 are reported as granted in 2023.

2023 Long-Term Equity Incentive Plan Target Opportunity
Named Executive Officer	Base Salary ($)	Target LTI Equity Award Opportunity (%)	Total Target LTI Equity Award Opportunity ($)
Barbara A. Jacobsmeyer	850,000	315%	2,677,501
Crissy B. Carlisle	400,001	125%	500,001
Dylan C. Black	350,000	100%	350,000
Julie D. Jolley	390,000	100%	390,000
Tanya R. Marion	350,002	75%	262,501

2023 Long-Term Equity Incentive Plan Mix and Awards
Named Executive Officer	Options as % of the Award	Awarded Options	PSUs as a % of the Award	Awarded PSUs	RSUs as a % of the Award	Awarded RSUs
Barbara A. Jacobsmeyer	20%	64,113	60%	105,001	20%	35,001
Crissy B. Carlisle	—%	—	60%	19,608	40%	13,072
Dylan C. Black	—%	—	60%	13,726	40%	9,151
Julie D. Jolley	—%	—	60%	15,295	40%	10,197
Tanya R. Marion	—%	—	60%	10,295	40%	6,863
2023 Performance-Based Restricted Stock Unit Awards
The Compensation Committee determined that performance-based vesting conditions for the PSUs granted in 2023 were appropriate to further align leadership with the interests of stockholders and promote specific performance objectives while facilitating executive stock ownership. The PSUs entitled the NEOs to receive a predetermined range of shares upon achievement of specified performance objectives. The recipients of PSU awards do not have voting rights.
For the 2023 PSU awards, the number of shares earned will be determined at the end of a three-year performance period based on the level of achievement of adjusted free cash flow per share (“FCFPS”) and relative total shareholder return (“rTSR”). The FCFPS metric is measured as an average of three, one-year performance periods: 2023, 2024, and 2025. The Compensation Committee will set the FCFPS goal for each year of the performance period at the start of such year. Given our short history as a standalone public company, the approach to use an average of three years was chosen since it is challenging to project FCFPS performance goals over a three-year performance period. TSR is measured over the full three-year performance period and is based on the percentile rank of the Enhabit total shareholder return versus the total shareholder return of the constituents in the S&P Healthcare Services Select Industry Index (as constituted on January 1, 2023) at the end of the three-year performance period. The weighting of the two metrics is outlined below.

2023 Time-Based Restricted Stock Unit Awards
A portion of 2023 long-term incentive award value was provided in RSUs to provide retention incentives to executives and facilitate stock ownership, which creates alignment with shareholders. The recipients of RSU awards do not have voting rights while the award vests. For the 2023 RSU award, one-third of the shares awarded vest on the first anniversary of the grant date, one-third of the shares vest on the second anniversary of the grant date, and the final third vest on the third anniversary of the grant date.
2023 Stock Option Awards
In 2023, the Compensation Committee awarded Ms. Jacobsmeyer nonqualifed stock options. Each stock option permits the holder, for a period of ten years, to purchase one share of common stock at the exercise price, which is the closing market price on the date of grant. Options vest ratably in equal annual increments over three years from the award date.
2023 Strategy Execution Supplemental LTI Equity Award
For 2023, the Compensation Committee approved a 25% increase to target LTI equity award values for the NEOs (other than Ms. Jacobsmeyer) to reinforce the successful execution of our strategic plan over the next three years. This additional LTI value was allocated the same as our 2023 annual LTI awards (60% PSUs and 40% RSUs) and the PSUs are subject to the same performance conditions as those described above. Further, as noted above, only the portion of these PSUs for which the performance metrics were established in 2023 are reported as granted in 2023 in the “2023 Summary Compensation Table” and the “Grants of Plan-Based Awards During 2023” table below. The number of supplemental PSUs and RSUs granted to each NEO are set forth below.

2023 Strategy Execution Supplemental Long-Term Incentive Equity Mix and Awards
Named Executive Officer	PSUs as a % of the Award	Awarded PSUs	RSUs as a % of the Award	Awarded RSUs
Crissy B. Carlisle	60%	4,902	40%	3,268
Dylan C. Black	60%	3,432	40%	2,288
Julie D. Jolley	60%	3,824	40%	2,550
Tanya R. Marion	60%	2,574	40%	1,716
Other 2023 NEO Compensation
Enhabit offers a relocation bonus to certain senior officers that are asked to relocate for business purposes. The Company believes it is an effective recruitment tool for senior officers. Mr. Black received a $30,000 relocation bonus in 2023.
Benefits
Our NEOs are eligible for the same benefits offered to all eligible Enhabit employees.
Perquisite Practices
Enhabit does not have any perquisite plans or policies in place for its executive officers. We also do not provide tax payment reimbursements, gross ups, or any other tax payments to any of our executive officers.
Other Compensation Policies & Practices
Equity Ownership Guidelines for Management and Non-Employee Directors
To further align the interests of our management and non-employee directors with those of our stockholders, we have adopted equity ownership guidelines for executive management and members of our Board. Executive officers and non-employee directors have five years to reach their ownership level. As a new public company, each of our NEOs and non-employee directors currently satisfies the equity ownership guidelines or is within the five-year grace period. We expect that each of our NEOs and non-employee directors who do not currently satisfy the guidelines will satisfy them prior to the expiration of the five-year grace period. Outlined in the table below are the ownership guidelines:

Position	Required Value of Equity Owned
Chief Executive Officer	5 times annual base salary
Executive Management (including NEOS other than CEO)	3 times annual base salary
Non-Employee Directors	$375,000
Compensation Recoupment Policy
Effective December 1, 2023, in accordance with SEC and NYSE requirements, the Company adopted a new Incentive Compensation Recoupment Policy (the “Clawback Policy”), which provides for the reasonably prompt recovery (or clawback) of certain excess incentive-based compensation received during an applicable three-year recovery period by current or former executive officers in the event the Company is required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under the securities laws. Excess incentive-based compensation for these purposes generally means the amount of incentive-based compensation received (on or after October 2, 2023) by such executive officer that exceeds the amount of incentive-based compensation that would have been received by such executive officer had it been determined based on the restated amounts, without regard to any taxes paid. Incentive-based compensation potentially subject to recovery under the Clawback Policy is generally limited to any compensation granted, earned or vested based wholly or in part on the attainment of one or more financial reporting measures.
The Clawback Policy does not condition such clawback on the fault of the executive officer, but the Company is not required to recoup amounts in limited circumstances set forth in the Clawback Policy where the Compensation Committee has made a determination that recovery would be impracticable. Operation of the Clawback Policy is subject to a brief phase-in process during the first few years after its effectiveness. The Company may not indemnify any such executive officer against the loss of such recovered compensation in the event of a mandatory accounting restatement.
In addition to the Clawback policy, our Board has approved and adopted a senior management compensation recoupment policy (the “Supplemental Clawback Policy”). The Supplemental Clawback Policy provides that if the Board has determined, in its sole discretion, that any fraud, illegal conduct, intentional misconduct, or gross neglect by any officer was a significant contributing factor to our having to restate all or a portion of our financial statements, the Board may:
•require reimbursement of any incentive compensation paid to that officer,
•cause the cancellation of that officer’s restricted or deferred stock awards and outstanding stock options, and
•require reimbursement of any gains realized on the exercise of stock options attributable to incentive awards, if and to the extent (i) the amount of that compensation was calculated based upon the achievement of the financial results that were subsequently reduced due to that restatement and (ii) the amount of compensation awarded to that officer had the financial results been properly reported would have been lower than the amount actually awarded.
Additionally, under the Supplemental Clawback Policy, if an officer is found to have committed fraud or engaged in intentional misconduct in the performance of his or her duties, as determined by a final, non-appealable judgment of a court of competent jurisdiction, and the Board determines the action caused substantial harm to the Company, the Board may, in its sole discretion, utilize the remedies described above.
Anti-Hedging and Pledging
The Company’s Insider Trading Policy prohibits the following transactions and positions for all employees, officers and directors, and their immediate family members:
•short sales of our securities
•hedging or monetization transactions, such as zero-cost collars, equity swaps, exchange funds and forward sale contracts or similar arrangements with respect to Enhabit stock, including the purchase or sale of puts or calls or the use of any other derivative instruments
•holding Enhabit stock in a margin account or pledging Enhabit stock as collateral for a loan

Severance Arrangements
To provide executives with additional certainty about their employment and as a retention tool for the Company, potential benefits are provided to our executives under our Executive Severance Plan and our Executive Change in Control Benefits Plan. In February 2023, the Compensation Committee adopted amendments to the Executive Severance Plan and the Executive Change in Control Benefits Plan that reduced the cash severance and health and welfare benefits payable thereunder, among other changes, to better align such benefits with peers’ severance benefits. The Compensation Committee determined that the benefits under these plans are reasonable, appropriate, and competitive with those of Enhabit’s healthcare provider peer group. As a condition to receipt of any payment or benefits under either plan, participating employees must enter into a restrictive covenant (noncompetition, nonsolicitation, nondisclosure, and nondisparagement) and release agreement. The duration of the restrictive covenants would be equal to the benefit continuation periods described below for each plan. As a matter of policy, payments under either plan do not include “gross ups” for taxes payable on amounts paid thereunder. Definitions of “cause,” “retirement,” “change in control,” and “good reason” are provided on page 32.
The participants’ payout multipliers and benefit plan continuation periods under both plans are detailed in the table below.

Named Executive Officer	Severance Multiplier	Benefit Plan Continuation Period
Barbara A. Jacobsmeyer	2.5x	18 months
Crissy B. Carlisle Dylan C. Black Julie D. Jolley Tanya R. Marion	1.75x	12 months
Executive Severance Plan
To help retain qualified executives whose employment is subject to termination under circumstances beyond their control, each of our NEOs is a participant in our Executive Severance Plan. Under the plan, if a participant’s employment is terminated by the participant for good reason or by the Company other than for cause (as defined in the plan), then the participant is entitled to receive a cash severance payment, health benefits, and the other benefits as described below, subject to the participant’s execution of an effective restrictive covenant and release agreement.
The cash severance payment is the annual base salary in effect at the time of termination multiplied by the applicable multiplier from the table above, plus any accrued obligations. This amount is to be paid in a lump sum within 60 days following the participant’s termination date. In addition, except in the event of termination for cause or resignation without good reason, the participant (and his or her dependents) would continue to be covered by all Enhabit medical, dental and vision insurance plans and programs, excluding disability, for the applicable period from the table above at the same cost sharing between the Company and the participant as a similarly situated active employee.
Amounts paid under the plan are in lieu of, and not in addition to, any other severance or termination payments under any other plan or agreement with Enhabit. As a condition to receipt of any payment under the plan, the participant must waive any entitlement to any other severance or termination payment.
Generally, in the event of a participant’s termination without cause, or his or her resignation for good reason, a prorated portion of any then-unvested equity award that is subject only to time-based vesting will automatically vest. If any then-unvested equity award is performance-based, the participant would be entitled to a prorated portion of the award that would vest based on actual achievement of the performance objectives for the full performance period, as determined after the conclusion of such performance period by the Compensation Committee.
Executive Change in Control Benefits Plan
To help retain certain qualified executives, maintain a stable work environment, and encourage officers to act in the best interest of stockholders if presented with decisions regarding change in control transactions, each of our NEOs is a participant in our Executive Change in Control Benefits Plan. If a participant’s employment with the Company is terminated during the pre-change in control period or within 24 months following a change in control, either by the participant for good reason (as defined in the plan) or by the Company without cause, then the participant shall receive the payments and benefits described below, subject to the participant’s execution of an effective restrictive covenant and release agreement. Under this plan, participants are entitled to receive a lump sum severance payment equal to (i) the sum of the participant’s highest annual base salary in the preceding three years plus the average of actual annual incentives for the prior three years (excluding years where the executive was not eligible, and using the target amount if the executive was not eligible in any of the preceding three years), multiplied by the applicable multiplier from the table above, plus (ii) a prorated annual incentive award for any incomplete performance period (and, in the case of a termination after the completion of the performance period but before payment of the earned award, an amount for such completed period based on actual performance), plus (iii) any accrued obligations. In addition, except in the event of termination for cause or resignation without good reason, the participant and the participant’s dependents continue to be covered by all Enhabit medical, dental and vision insurance plans and programs, excluding disability, for the applicable period from the table above at the same cost sharing between the Company and the participant as a similarly situated active employee.
If a change in control (as defined in the plan) of Enhabit were to occur, outstanding Enhabit equity awards would vest as follows: If (A) a replacement award is not provided with respect to such outstanding award, or (B) a replacement award is provided with respect to such outstanding award, but the participant resigns for good reason or is terminated without cause within 24 months following such change in control, then the outstanding awards would vest. Options or stock appreciation rights that vest under (B) would remain exercisable until the earlier of two years following the termination or the original expiration date. With respect to outstanding performance-based awards, an award would not be considered a replacement award in respect thereof unless it is converted into a time-based award, with the number of units subject to such replacement award based on (x) the greater of the target value or actual performance at the time of the change in control, if such change in control occurred on or before the last day of the performance period, or (y) actual performance, if such change in control occurred after the end of the performance period.
The Compensation Committee has the authority to settle an award in cash or cash equivalents in an amount equal to the excess of the fair market value of shares of common stock underlying the award (as of a specified date associated with the change in control transaction) over the exercise or base price (if any) of the award. The Compensation Committee may also cancel an award if the fair market value of the shares of common stock does not exceed the exercise or base price (if any) of the award.
Notable Executive Compensation Program Decisions in 2024
Base Salary: We have not increased base salaries for executive officers in 2024.
Annual Incentive - SMBP. Recognizing the importance of improved financial performance for the Company in 2024, the Compensation Committee made the following adjustments to the 2024 SMBP to better align pay with our 2024 financial goals:
•We maintained Adjusted EBITDA as a financial metric and the same Quality Scorecard sub-metrics but revised the weighting from 70% Adjusted EBITDA / 30% Quality Scorecard to 80% / 20%, respectively.
•We added a maximum payout qualifier to the Quality Scorecard metric: target Adjusted EBITDA must be achieved in order to get a 200% payout, otherwise maximum is lowered to 150%.

Compensation Committee Report

The Compensation & Human Capital Committee reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and, based upon such review and discussions, the Compensation and Human Capital Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and in the Company’s proxy statement for its 2024 annual meeting of stockholders.
Compensation and Human Capital Committee
Yvonne M. Curl (Chairperson)
Erin P. Hoeflinger
Susan A. La Monica
L. Edward Shaw, Jr.

Executive Compensation Tables
The tables below shows the compensation of our NEOs. The information set forth below with respect to the period prior to the Separation is historical Encompass compensation. The historical Encompass compensation, which was approved by Encompass, has been provided by, or derived from information provided by, Encompass and reflects certain compensation from periods prior to the Separation based upon services performed during such periods.
Summary Compensation Table
The table below sets forth the compensation of our NEOs for the fiscal years ended December 31, 2023, 2022, and 2021, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Barbara A. Jacobsmeyer	2023	850,000	—	1,488,520	535,344	468,563	2,475	3,344,902
President and Chief Executive Officer	2022	873,462	—	5,668,103	382,718	344,505	37,643	7,306,431
	2021	703,846	—	1,303,548	319,295	871,386	143,320	3,341,395
Crissy B. Carlisle	2023	400,001	—	472,480	—	147,000	2,475	1,021,956
Chief Financial Officer	2022	437,970	—	1,026,906	—	108,080	65,614	1,638,570
	2021	319,849	—	173,834	—	318,939	40,410	853,032
Dylan C. Black	2023	329,809	30,000	330,771	—	128,626	—	819,205
General Counsel and Secretary
Julie D. Jolley	2023	390,000	—	368,567	—	143,325	2,475	904,367
Executive Vice President, Home Health	2022	382,491	152,495	811,574	—	105,378	2,288	1,454,226
	2021	318,893	—	353,385	—	225,019	2,822	900,119
Tanya R. Marion	2023	350,002	—	248,082	—	91,875	2,475	692,434
Chief Human Resources Officer	2022	323,078	30,000	499,726	—	67,550	2,288	922,642
(1)Represents time-based restricted stock units, or “RSUs,” and performance-based restricted stock units, or “PSUs,” granted in 2023. Amounts are not an actual dollar amount received by our NEOs in fiscal year 2023, but instead represent the aggregate grant date fair value of the awards granted to each NEO computed in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“ASC 718”), assuming the most probable outcome of the performance conditions as of the grant dates (i.e., target performance). With respect to PSUs, the grant date fair value, assuming maximum achievement of the applicable performance objectives, is as set forth in the “Maximum” column of the table set forth in footnote 2 below. All of the values in this column are consistent with the estimate of aggregate compensation expense to be recognized over the applicable vesting period, excluding any adjustment for forfeitures. The assumptions used in the valuations are discussed in Note 9, Stock-Based Payments, to the consolidated financial statements in our 2023 Form 10-K.
(2)The table and additional information below set forth the details of the stock awards to our NEOs in fiscal year 2023. All values in the table below are grant date values computed in accordance with ASC 718.
a.RSUs vest in three substantially equal annual installments beginning on the first anniversary of the date of grant.
b.For the PSU awards, the number of shares earned will be determined at the end of a three-year performance period based on the level of achievement of adjusted free cash flow per share (“FCFPS”) and relative total shareholder return (“rTSR”), weighted 80% and 20% respectively. The FCFPS metric is measured as an average of three, one-year performance periods: 2023, 2024, and 2025. The Compensation Committee will set the annual FCFPS goal for each year of the performance period at the start of such year. rTSR is measured over the full three-year performance period. Consistent with the requirements of ASC 718, the value of the PSUs displayed in the table below, at their minimum, target, and maximum levels, is based on one-third of the full number of shares for which the FCFPS goal was established in fiscal year 2023 and all of the shares for which the rTSR goal was establish in fiscal year 2023. The remaining portions of the 2023 FCFPS PSU award will be linked to FCFPS goals for subsequent fiscal years and will be reported in the Summary Compensation Table for those fiscal years.

	Components of 2023 Stock Awards
	Restricted Stock Units	Performance-Based Restricted Stock Units
Name	($)	Threshold ($)	Target ($)	Maximum ($)
Barbara A. Jacobsmeyer	535,515	476,503	953,005	1,906,010
Crissy B. Carlisle	250,002	111,239	222,478	444,955
Dylan C. Black	175,017	77,877	155,754	311,508
Julie D. Jolley	195,029	86,769	173,538	347,076
Tanya R. Marion	131,259	58,412	116,823	233,647

(3)The values of option awards listed in this column are the grant date fair values computed in accordance with ASC 718. All of the values in this column are consistent with the estimate of aggregate compensation expense to be recognized over the three-year vesting period, excluding any adjustment for forfeitures. The assumptions used in the valuations are discussed in Note 9, Stock-Based Payments, to the consolidated financial statements in our 2023 Form 10-K.
(4)Represents amounts earned under the senior management bonus plan in the corresponding year but paid in the first quarter of the following year.
(5)The items reported in this column for 2023 are for the Company’s matching contribution to the Company’s 401(k) plan.
For an explanation of the amount of salary and annual incentive compensation in proportion to the total compensation of the NEOs, see the section entitled “NEO Target Total Direct Compensation for 2023” in the Compensation Discussion and Analysis.

Grants of Plan-Based Awards During 2023
The following table sets forth grants of plan-based awards to the NEOs during the fiscal year ended December 31, 2023.

									All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards(3) ($)
		Date of Board Approval of Grant	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Barbara A. Jacobsmeyer
Annual Incentive			446,250	892,500	1,785,000	—	—	—	—	—	—	—
PSU	3/1/2023	2/22/2023	—	—	—	24,501	49,001	98,002	—	—	—	953,005
RSU	3/1/2023	2/22/2023	—	—	—	—	—	—	35,001	—	—	535,515
Stock options	3/1/2023	2/22/2023	—	—	—	—	—	—	—	64,113	15.30	535,344
Crissy B. Carlisle									—
Annual Incentive			140,000	280,001	560,001	—	—	—	—	—	—	—
PSU	3/1/2023	2/22/2023	—	—	—	5,720	11,439	22,878	—	—	—	222,478
RSU	3/1/2023	2/22/2023	—	—	—	—	—	—	16,340	—	—	250,002
Dylan C. Black
Annual Incentive			122,500	245,000	490,000	—	—	—	—	—	—	—
PSU	3/1/2023	2/22/2023	—	—	—	4,004	8,008	16,016	—	—	—	155,754
RSU	3/1/2023	2/22/2023	—	—	—	—	—	—	11,439	—	—	175,017
Julie D. Jolley
Annual Incentive			136,500	273,000	546,000	—	—	—	—	—	—	—
PSU	3/1/2023	2/22/2023	—	—	—	4,462	8,923	17,846		—	—	173,538
RSU	3/1/2023	2/22/2023	—	—	—	—	—	—	12,747	—	—	195,029
Tanya R. Marion
Annual Incentive			87,500	175,001	350,002	—	—	—	—	—	—	—
PSU	3/1/2023	2/22/2023	—	—	—	3,004	6,007	12,014	—	—	—	116,824
RSU	3/1/2023	2/22/2023	—	—	—	—	—	—	8,579	—	—	131,259

(1)Represents the range of possible cash awards under the senior management bonus plan (the “SMBP”) as discussed under “Annual Incentives” beginning on page 18. Awards are dependent on results measured against pre-established performance goals. There is a threshold level of performance and the amounts shown in the “maximum” column are 200% of the target amount, which is the maximum possible award payout. Final payments under the SMBP were calculated and paid in the first quarter of 2024 by the Company and are reflected in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(2)Represents the range of possible awards of performance-based restricted stock units, or “PSUs” granted in 2023 under the 2022 Omnibus Performance Incentive Plan (the “Omnibus Plan”). The amounts shown in the “threshold” column are 50% of the target amount, and represents meeting threshold performance for the FCFPS and rTSR performance goals contained in the PSU. Awards could be as low as zero. The amounts shown in the “maximum” column are 200% of the target amount, which is the maximum possible award payout. The PSUs are described in footnote 2 of the Summary Compensation Table. ASC 718 requires the Company to account for only the portion of the award that is linked to FCFPS for which the applicable goal was established in 2023, as well the entire portion of the award that is linked to the rTSR for which the performance goals for the full three-year period were established in 2023. The remaining portions of the award are linked to FCFPS goals that will be established in subsequent fiscal years and will be reported in the Grant of Plan-Based Awards table for those fiscal years.
(3)Amounts are not an actual dollar amount received by our NEOs in fiscal year 2023, but instead represent the aggregate grant date fair value of the equity awards calculated in accordance with ASC 718.

Outstanding Equity Awards at December 31, 2023

	Option Awards(1)				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Name	Exercisable	Unexercisable
Barbara A. Jacobsmeyer
	19,204	—	17.13	2/24/2027	—	—	—	—
	29,948	—	21.83	3/1/2028	—	—	—	—
	35,091	—	25.88	3/1/2029	—	—	—	—
	42,459	—	31.06	3/2/2030	—	—	—	—
	27,310	13,655	32.62	3/2/2031	—	—	—	—
	18,185	36,377	26.94	3/1/2032	—	—	—	—
	—	64,113	15.30	3/1/2033	—	—	—	—
	—	—	—	—	289,925	3,000,724	105,001	1,086,760
Crissy B. Carlisle
	—	—	—	—	53,573	554,481	24,510	253,679
Dylan C. Black
	—	—	—	—	11,439	118,394	17,158	177,585
Julie D. Jolley
	—	—	—	—	42,589	440,796	19,119	197,882
Tanya R. Marion
	—	—	—	—	24,474	253,306	12,869	133,194
(1) Options vest in three equal annual installments beginning on the first anniversary of the grant date and the expiration date of each option occurs 10 years after the grant date.
(2) The amounts shown represent unvested RSAs and RSUs. Individual vesting dates are detailed below.
(3) The market value reported was calculated by multiplying the closing price of our common stock on the last trading day of 2023, $10.35, by the number of shares set forth in the preceding column.
(4) The amounts shown represent outstanding PSUs held by the NEOS. These PSUs vest March 1, 2026, following a three-year performance period from 2023-2024 and are represented at target performance.

	RSA Vestings after 12/31/2023
Name	2/24/2024	2/25/2024	7/1/2024	2/25/2025	7/1/2025	7/1/2026
Barbara A Jacobsmeyer	3,239	20,787	—	20,788	65,963	65,964
Crissy B. Carlisle	691	2,584	5,497	2,586	10,994	—
Julie D. Jolley	609	2,068	4,288	2,068	8,576	—
Tanya R. Marion	—	1,164	2,886	1,166	5,772	—

	RSU Vestings after 12/31/2023
Name	1/1/2024	3/1/2024	1/1/2025	3/1/2025	3/1/2026
Barbara A Jacobsmeyer	37,334	11,667	40,849	11,667	11,667
Crissy B. Carlisle	3,985	5,446	10,896	5,446	5,448
Dylan C. Black	—	3,812	—	3,813	3,814
Julie D. Jolley	3,515	4,249	8,718	4,249	4,249
Tanya R. Marion	—	2,859	4,907	2,860	2,860

Options Exercised and Stock Vested in 2023
The following table sets forth information regarding the exercise of options and the vesting of shares held by our NEOs in 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Barbara A. Jacobsmeyer
RSAs	—	—	27,039	416,647
RSUs	—	—	24,341	320,328
Crissy B. Carlisle
RSAs	—	—	9,391	123,272
RSUs	—	—	2,503	32,939
Dylan C. Black
RSAs	—	—	—	—
RSUs	—	—	—	—
Julie D. Jolley
RSAs	—	—	14,244	157,400
RSUs	—	—	2,294	30,189
Tanya R. Marion			—	—
RSAs	—	—	4,047	51,045
RSUs	—	—	—	—
(1) No stock option exercises in 2023.
(2) The dollar amounts are based on the market value on the date of vesting.
Potential Payments upon Termination or Change in Control
The following tables describe the potential payments and benefits under the Company’s compensation and benefit plans and arrangements to which the NEOs would be entitled upon termination of employment by us without “cause,” by the executive for “good reason” or “retirement,” or due to death or “disability,” or in the event of a “change in control,” as such terms are defined in the applicable arrangements (as summarized below).
There are no payments or benefits due in the event of a termination of employment by us for cause. As previously discussed, our Change in Control Benefits Plan does not provide cash benefits unless there is an associated termination of employment. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon termination of employment. In the event an NEO breaches or violates the restrictive covenants contained in the awards under the Omnibus Plan, Executive Severance Plan, or the Executive Change in Control Benefits Plan certain of the amounts described below may be subject to forfeiture and/or repayment.
Additionally, the Executive Severance Plan and the Change in Control Benefits Plan provide that as a condition to receipt of any payment or benefits all participants must enter into a nonsolicitation, noncompete, nondisclosure, nondisparagement, and release agreement, which provides for: (1) full vesting of any unvested awards (other than options and SARs, which shall terminate and be forfeited) upon the participant's death or disability; and (2) prorated vesting (based on the number of full months from the grant date to the date of the participant's retirement) of any unvested awards (other than options and SARs, which shall terminate and be forfeited) upon the participant's retirement, in each case with any performance-based awards subject to the attainment of the applicable performance objectives (which may be waived or modified by the Compensation Committee as set forth in the Omnibus Plan).
For additional discussion of the material terms and conditions, including payment triggers, see “Severance Arrangements” beginning on page 24. An executive cannot receive termination benefits under more than one of the plans or arrangements identified below. The death, disability, and retirement benefits described below are governed by the terms of the awards under our Omnibus Plans. The following table assumes the listed triggering events occurred on December 31, 2023.

Table Illustrating Potential Payments upon Termination or Change in Control
The following tables provide information regarding the benefits to which each NEO would be entitled in the event of termination of such NEO’s employment with our Company under specified circumstances, including in connection with a change in control. Except as otherwise noted, the amounts shown (1) are estimates only, and (2) assume that (a) termination was effective as of December 29, 2023 (in which case we would anticipate giving credit for the full calendar year for purposes of any proration calculations) and (b) in the case of a change in control, replacement awards are provided and the NEO terminates for “good reason” or is involuntarily terminated without cause immediately following the change in control. These amounts are based on the NYSE closing price of our common stock on December 29, 2023, which was $10.35. This table does not include the value of pro-rated annual incentive awards under the SMBP for the year of termination, as such awards would be deemed to have been earned by their terms as of the last business day of the fiscal year.

		Triggering Event
Name	Element of Severance	Without Cause or For Good Reason (no Change in Control)	Disability	Death	Retirement(1)	Without Cause or For Good Reason (in Connection with Change in Control)
Barbara A. Jacobsmeyer	Cash Severance(2)	$2,125,000	-	-	-	$3,552,618
	Health & Welfare Benefits(3)	$23,685	-	-	-	$23,685
	Acceleration of Unvested Equity Awards(4)	$1,879,149	$4,087,484	$4,087,484	$1,879,149	$4,087,484
	Total	$4,027,834	$4,087,484	$4,087,484	$1,879,149	$7,663,787
Crissy B. Carlisle	Cash Severance(2)	$700,002	-	-	-	$1,017,346
	Health & Welfare Benefits(3)	$15,790	-	-	-	$15,790
	Acceleration of Unvested Equity Awards(4)	$333,624	$808,159	$808,159	$333,624	$808,159
	Total	$1,049,416	$808,159	$808,159	$333,624	$1,841,295
Julie D. Jolley	Cash Severance(2)	$682,500	-	-	-	$947,423
	Health & Welfare Benefits(3)	$15,510	-	-	-	$15,510
	Acceleration of Unvested Equity Awards(4)	$266,940	$638,678	$638,678	$266,940	$638,678
	Total	$964,950	$638,678	$638,678	$266,940	$1,601,611
Dylan C. Black	Cash Severance(2)	$612,500	-	-	-	$1,041,250
	Health & Welfare Benefits(3)	$15,266	-	-	-	$15,266
	Acceleration of Unvested Equity Awards(4)	$73,995	$295,979	$295,979	$73,995	$295,979
	Total	$701,761	$295,979	$295,979	$73,995	$1,352,495
Tanya R. Marion	Cash Severance(2)	$612,504	-	-	-	$730,716
	Health & Welfare Benefits(3)	$15,790	-	-	-	$15,790
	Acceleration of Unvested Equity Awards(4)	$143,587	$386,500	$386,500	$143,587	$386,500
	Total	$771,881	$386,500	$386,500	$143,587	$1,133,006
(1) None of our NEOs are currently retirement eligible, but amounts reflected in the foregoing table assume the executive is retirement eligible.
(2) “Without Cause or For Good Reason (no Change in Control)” amount equals 2.50x (CEO) or 1.75x (other NEOs) of base salary and “Without Cause or For Good Reason (in Connection with Change in Control)” amount equals 2.50x (CEO) or 1.75x (Other NEOs) base salary plus average actual bonus (based on prior 3 years).
(3) Amount equals 18 months (CEO) or 12 months (other NEOs) of monthly employer-paid benefit.

(4) Amount in the “Without Cause or For Good Reason (no Change in Control)” column represents the value of accelerated equity awards as provided under the Executive Severance Plan; amounts in “Disability,” “Death,” and “Retirement” columns represent the value of accelerated equity awards as provided under the Omnibus Plan; and amount in the “Without Cause or For Good Reason (in Connection with Change in Control)” column represents the value of accelerated equity awards as provided under the Change in Control Benefits Plan (in each case, assuming target level of performance for any performance-based awards).
Definitions
“Cause,” as defined the Executive Severance Plan and Change in Control Benefits Plan and unless otherwise set forth in an individual agreement, means, in general terms:
(i)the Company’s procurement of evidence of the participant’s act of fraud, misappropriation, or embezzlement with respect to the Company or any of its subsidiaries;
(ii)the Participant’s indictment for, conviction of, or plea of guilty or no contest to, any misdemeanor involving moral turpitude or any felony (other than a minor traffic violation);
(iii)the suspension or debarment of the participant or of the Company or its affiliates from participation in any Federal or state health care program as a result of any willful or grossly negligent act or omission of the participant in connection with his or her employment with the Company or any of its subsidiaries;
(iv)the participant’s admission, or a finding by a court or the SEC (or a similar state agency), of liability for the violation of any securities laws, other than those that are noncriminal;
(v)a formal indication that the participant is a target or the subject of any investigation or proceeding into the actions or inactions of the participant for a violation of any securities laws (other than those that are noncriminal);
(vi)the participant’s failure after reasonable prior written notice from the Company or any of its subsidiaries to comply with any valid and legal directive of the Chief Executive Officer of the Company or the Board that is not remedied within 30) days of the participant being provided written notice thereof from the Company;
(vii)any willful or gross misconduct by the participant in connection with the participant’s duties to the Company that could reasonably be expected to be materially injurious to the financial condition or business reputation of the Company or its affiliates; or
(viii)other than as provided in clauses (i) through (vii) above, the participant’s breach of any material provision of any employment agreement or other material agreement with the Company, if applicable, or the participant’s breach of or failure to perform the material duties and responsibilities of the participant’s job, that is not remedied within 30 days or repeated breaches of a similar nature.
“Change in Control” (as defined in the Change in Control Benefits Plan), means, in general terms:
(i)the acquisition by any person or group of beneficial ownership of 30% or more of either the then-outstanding shares of common stock or the combined voting power of the Company’s then-outstanding voting securities subject to certain exceptions; or
(ii)during any 24 month period, the individuals who at the beginning of such period constituted the Board, or the “Incumbent Board,” cease for any reason to constitute at least a majority of the Board (any person becoming a director in the future whose election, or nomination for election, was approved by a vote of at least a majority of the directors then constituting the Incumbent Board shall be considered as though such person were a member of the Incumbent Board); or
(iii)the consummation of a merger or consolidation of the Company with or into another person or the merger of another person with or into the Company, or the sale of all or substantially all the assets of the Company to another person, other than a transaction following which (A) in the case of a merger or consolidation transaction, holders of securities that represented 100% of the combined voting power immediately prior to such transaction own at least a majority of the combined voting power immediately after such transaction and (B) in the case of an asset sale, each transferee is owned by holders of securities that represented at least a majority of the combined voting power immediately prior to such sale; or
(iv)a liquidation or dissolution of the Company or the adoption of a plan of liquidation or dissolution of the Company.

“Good Reason,” as defined in the Executive Severance Plan, means, in general terms and subject to an applicable notice and cure period:
(i)assignment of a position that is of a lesser rank than held by the participant prior to the assignment and that results in a material adverse change in such participant’s reporting position, duties or responsibilities or title or elected or appointed offices as in effect immediately prior to the effective date of such change;
(ii) a material reduction in such participant’s “total compensation” from that in effect immediately prior to the effective date of such reduction, where “total compensation” means the sum of base salary, target bonus opportunity and the opportunity to receive compensation in the form of equity in the Company, subject to certain exceptions; or
(iii)any change of more than 50 miles in the location of the principal place of employment of such participant immediately prior to the effective date of such change.
The Good Reason definition in the Change in Control Benefits Plan is substantially the same as the definition set forth above, provided that such definition also includes as triggers: (1) in the case of an executive officer of the Company, ceasing to be an executive officer of a company with securities registered under the Exchange Act and (2) any change in a participant’s status as a Tier 1 or Tier 2 participant under such plan to a status that provides a lower benefit under such plan during the applicable change in control protection period.
“Retirement” means the voluntary termination of employment by a participant after attaining (a) age 65 or (b) in the event that the participant, as defined in the Omnibus Plan, been employed for 10 or more years on the date of termination, age 60.

CEO Pay Ratio
SEC regulations require that we provide a comparison of the annual total compensation of Barb Jacobsmeyer, our President and Chief Executive Officer in 2023, to the annual total compensation of our median employee. For purposes of providing the comparison in accordance with SEC regulations, we identified a “median employee” and compared Ms. Jacobsmeyer’s annual total compensation to that of the median employee for our last completed fiscal year, 2023.
•Ms. Jacobsmeyer’s annual total compensation was $3,344,902.
•Our median employee’s annual total compensation was $55,994.
•The ratio of Ms. Jacobsmeyer’s annual total compensation to our median employee’s annual total compensation was approximately 60:1.
As of December 31, 2023, we employed over 10,800 employees. We identified the median employee in 2023 by ranking the total compensation based on W-2 Box 1 “Wages, Tips and Other Compensation” amounts for all employees, excluding Ms. Jacobsmeyer, who were employed by the Company on December 31, 2023. We annualized compensation for all permanent employees who joined the Company during 2023. Annual total compensation for the median employee is calculated in the same manner as the amount set forth in the “Total” column in the Summary Compensation Table. We believe the pay ratio information set forth above constitutes a reasonable estimate, calculated in a manner consistent with the applicable SEC regulations.
The composition of our workforce greatly impacts this ratio. Approximately 28% of our workforce consists of employees working less than full-time, which is a common employment arrangement in the healthcare services sector. Flexible staffing arrangements that fit employees’ needs allow us to attract and retain well-qualified employees. However, in accordance with applicable rules, we did not make any full-time equivalent adjustments for any such employees.
Because other companies may use different methodologies to identify their median employees, the pay ratio set forth above may not be comparable to the pay ratios used by other companies.

2022 Omnibus Performance Incentive Plan
Our stockholders approved the Omnibus Plan to permit the grant of stock options, restricted stock, stock appreciation rights, deferred stock, other stock-based awards and cash-settled awards, including our SMBP awards, to our directors, executives and other key employees as determined by our Board or Compensation and Human Capital Committee in accordance with the terms of the plan and evidenced by an award agreement with each participant. The Omnibus Plan has an expiration date of July 1, 2032. Any awards under the Omnibus Plan must have a purchase price or an exercise price not less than the fair market value of such shares of common stock on the date of grant.

Compensation Committee Interlocks and Insider Participation
No member of our Compensation & Human Capital Committee is an officer or employee of the Company. None of our current executive officers serves or has served as a member of the Board or compensation committee of any other company that had one or more executive officers serving as a member of our Board or Compensation & Human Capital Committee.
During 2023 the following directors severed on our Compensation & Human Capital Committee: Yvonne M. Curl, Erin P. Hoeflinger, Susan A. La Monica and L. Edward Shaw, Jr.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2024 by (1) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. Percentage of ownership is based on 50,155,782 shares of common stock outstanding as of April 15, 2024.

Name	Common Shares Beneficially Owned(1)		Percent of Class
Greater Than 5% Beneficial Owners
BlackRock, Inc.	8,094,739	(2)	16.1%
The Vanguard Group	5,706,087	(3)	11.4%
Deerfield Mgmt, L.P.	4,997,746	(4)	10.0%

Non-Employee Directors(6)
Leo I. Higdon, Jr., Chairperson	37,702	(5)	*
Jeffrey W. Bolton	32,299		*
Tina L. Brown-Stevenson	22,347		*
Yvonne M. Curl	30,310		*
Charles M. Elson	34,771		*
Erin P. Hoeflinger	28,399		*
Susan A. La Monica	35,797		*
John E. Maupin, Jr.	30,092		*
Stuart M. McGuigan	14,599		*
Gregory S. Rush	29,299		*
Barry P. Schochet	21,924		*
L. Edward Shaw, Jr.	51,691		*
Named Executive Officers(6)
Barbara A. Jacobsmeyer	643,182	(7)	1.3%
Crissy B. Carlisle	88,342		*
Dylan C. Black	25,471		*
Julie D. Jolley	71,429		*
Tanya R. Marion	44,375		*
All directors and executive officers as a group (19 total)	1,310,222	(5)(7)	2.6%
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
(2)Based on a Schedule 13G/A filed with the SEC on January 22, 2024, BlackRock, Inc. (parent holding company/control person) reported, as of December 31, 2023, beneficial ownership of 8,094,739 shares, with sole voting power for 7,956,961 shares and sole investment power for 8,094,739 shares. This holder is located at 50 Hudson Yards, New York, NY 10001
(3)Based on a Schedule 13G/A filed with the SEC on February 13, 2024, The Vanguard Group (investment adviser) reported, as of December 31, 2023, beneficial ownership of 5,706,087 shares, with shared voting power for 31,940 shares, sole investment power for 5,632,412 shares, and shared investment power for 73,645 shares. This holder is located at 100 Vanguard Blvd., Malvern, PA 19355.
(4)Based on a Schedule 13G/A filed with the SEC on February 12, 2024, Deerfield Mgmt, L.P. (parent holding company/control person) reported, as of December 31, 2023, beneficial ownership of 4,997,746 shares, with shared voting and investment power for 4,997,746 shares. This holder is located at 345 Park Avenue South, 12th Floor, New York, NY 10010.
(5)Includes 7,926 shares indirectly beneficially owned in a family trust.
(6)The address of our directors and executive officers is c/o Enhabit, Inc., 6688 N. Central Expressway, Suite 1300, Dallas, Texas 75206.
(7)Includes 172,197 shares issuable upon exercise of options.

Equity Compensation Plan Information
The following table sets forth, as of December 31, 2023, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
	(a)(#)	(b)($)	(c)(#)
Equity compensation plans approved by security holders	1,425,308	24.44	4,843,604
Equity compensation plans not approved by security holders	—	—	—
Total	1,425,308	24.44	4,843,604
(1) Includes shares of our common stock to be issued under PSUs outstanding under the Omnibus Plan assuming we meet the target performance goals for the applicable three-year performance period.
(2) Represents the weighted-average exercise price of outstanding stock options only and excludes PSU and RSU awards because those awards do not have an exercise price.
(3) Represents the number of securities available for future issuance under the Omnibus Plan (which permits the grant of many types of awards, including awards other than options, warrants and rights).

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review and Approval of Transactions with Related Persons
All related party transactions must be approved in accordance with our Related Party Transactions Policy. As defined in our Related Party Transaction Policy, a “related party” is any executive officer, Board member, or director nominee; any immediate family member of an executive officer, Board member, or director nominee; or any beneficial owner of more than 5% of any class of the Company’s voting securities. A related party transaction is a transaction or relationship in which the Company or any of its subsidiaries is a participant, and any related party has or will have a direct or indirect interest. Pursuant to our Related Party Transaction Policy, the Board has determined that certain transactions do not constitute related party transactions. These include:
•compensation of the executive officers and Board members, including the reimbursement of reasonable business and travel expenses incurred in the ordinary course of business;
•any transaction involving indemnification or advancement of expenses made pursuant to the Company’s certificate of incorporation, bylaws, or an agreement approved by the Board;
•any transaction with another firm, corporation or entity at which a related party’s only relationship is as an employee of such other firm, corporation or entity, provided the aggregate amount involved does not exceed the greater of $1 million or 1% of such other company’s annual consolidated gross revenues;
•any transaction with another firm, corporation or entity at which a related party’s only relationship is as a director or as the owner together with any other related party of less than a ten percent equity or limited partnership interest in the entity (and none of such related parties serves as a general partner);
•any transaction in which the related party’s interest arises solely from ownership of securities issued by the Company and all holders of such securities receive the same benefits pro rata as the related party; and
•any transaction involving a related party where the rates or charges involved are determined by competitive bids.
Each director, director nominee and executive officer is responsible for providing prompt written notice to the General Counsel of any potential related party transaction. If the General Counsel determines that the proposed transaction is a related party transaction, it is submitted to the Nominating & Corporate Governance Committee (the “Committee”) for review and approval. The Committee may determine either to permit the related party transaction or prohibit it, if such transaction is inconsistent with the interests of the Company and its stockholders. The Committee considers, among other matters, whether a transaction between a related party and the Company presents any inappropriate conflicts of interest or impairs the “independence” of an outside director, or both. Any member of the Committee who has an interest in the transaction under discussion must abstain from voting on the approval of the related party transaction. In addition, the Committee or its chairperson may determine that a related party transaction should be brought before the Board, and the Board may in any case elect to review any such matter.
Since the beginning of our last fiscal year, there have been no related party transactions between the Company and a related party that would be reportable under SEC rules or regulations.
Director Independence
The NYSE listing standards require that the Company have a majority of independent directors and provide that no director will qualify as “independent” for these purposes unless the Board affirmatively determines that the director has no material relationship with the Company. Additionally, the listing standards set forth a list of relationships and transactions that would prevent a finding of independence if a director or an immediate family member of that director were a party. Other than Ms. Jacobsmeyer, our President and CEO, the Board is entirely independent.
On an annual basis, the Board undertakes a review of the independence of the directors. In accordance with the NYSE listing standards, we do not consider a director to be independent unless the Board determines (i) the director meets all NYSE independence requirements and (ii) the director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). Members of the Audit, Compensation & Human Capital, and Nominating & Corporate Governance Committees must also meet applicable independence tests of the NYSE and the SEC. In connection with this determination, each director and executive officer completes a questionnaire which requires disclosure of, among other topics: any transactions or relationships between any director or any member of his or her immediate family and the Company and its subsidiaries, affiliates, our independent registered public accounting firm or any advisors to the Compensation & Human Capital Committee; any transactions or relationships between any director or any member of his or her immediate family and members of the senior management of the Company or their affiliates; and any charitable contributions to not-for-profit organizations for which our directors or immediate family members serve as executive officers.
Our Board has determined that all 12 of our non-employee directors are independent in accordance with our Corporate Governance Guidelines and the NYSE listing standards. All of the members of the Audit, Compensation & Human Capital, Nominating & Corporate Governance, and Care, Compliance & Cybersecurity Committees satisfy those independence tests.

Item 14. Principal Accountant Fees and Services
Pre-Approval of Principal Accountant Services
The Audit & Finance Committee is responsible for the appointment, oversight, and evaluation of our independent registered public accounting firm. In accordance with our Audit & Finance Committee’s charter, our Audit & Finance Committee must approve, in advance of the service, all audit and permissible non-audit services provided by our independent registered public accounting firm. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Securities Exchange Act of 1934, as amended. The Audit & Finance Committee has concluded that provision of the non-audit services described in that section is not compatible with maintaining the independence of PricewaterhouseCoopers LLP.
The Audit & Finance Committee has established a policy regarding pre-approval of audit and permissible non-audit services provided by our independent registered public accounting firm, as well as all engagement fees and terms for our independent registered public accounting firm. Under the policy, the Audit & Finance Committee must approve the services to be rendered and fees to be charged by our independent registered public accounting firm. Typically, the Audit & Finance Committee approves services up to a specific amount of fees. The Audit & Finance Committee must then approve, in advance, any services or fees exceeding those pre-approved levels. The Audit & Finance Committee has delegated general pre-approval authority of up to $30,000 to the Audit & Finance Committee chairperson.
Principal Accountant Fees and Services
With respect to the audits for the years ended December 31, 2023 and 2022, the Audit & Finance Committee approved the audit services to be performed by PricewaterhouseCoopers LLP, as well as certain categories and types of audit-related and permitted non-audit services. In 2023 and 2022, the Audit & Finance Committee approved all audit, audit-related, and other fees in accordance with SEC pre-approval rules. The following table shows the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2023 and 2022, with respect to various services provided to us and our subsidiaries.

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
	(In Millions)	(In Millions)
Audit fees	$2.3	$1.8
Audit-related fees	—	—
Total audit and audit-related fees	2.3	1.8
Tax fees	—	—
All other fees	—	—
Total fees	$2.3	$1.8

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following Exhibits are filed as part of this report as required by Regulation S-K.

Exhibit Number	Exhibit Description

31.1†	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

† Submitted electronically herewith.

Appendix A

Reconciliations of Non-GAAP Financial Measures to GAAP Results
Adjusted EBITDA is a non-GAAP measure of our financial performance. Management believes Adjusted EBITDA assists investors in comparing our operating performance across operating periods on a consistent basis by excluding items we do not believe are indicative of our operating performance.
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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net (loss) income. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2023 Form 10-K.

Reconciliation of Net (loss) Income to Adjusted EBITDA

For the Year Ended December 31,
2023
(In Millions)
Net loss	$(79.0)
Impairment of goodwill	85.8
Interest expense	43.0
Depreciation and amortization	30.9
Unusual or nonrecurring items that are not typical of ongoing operations(1)	21.2
Income tax (benefit) expense	(11.4)
Stock-based compensation	8.9
Net income attributable to noncontrolling interests	(1.5)
(Gain) loss on disposal or impairment of assets	(0.3)
Stock-based compensation included in overhead allocation	—
Adjusted EBITDA	$97.6

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

For the Year Ended December 31,
2023
(In Millions)
Net cash provided by operating activities	$48.4
Interest expense excluding amortization of debt discounts and fees	40.9
Unusual or nonrecurring items not typical of ongoing operations(1)	21.2
Change in assets and liabilities, excluding derivative instruments	(11.9)
Net income attributable to noncontrolling interests in continuing operations	(1.5)
Other	0.3
Current portion of income tax (benefit) expense	0.2
Stock-based compensation included in overhead allocation	—
Adjusted EBITDA	$97.6
(1)    Unusual or nonrecurring items in 2023 include (i) certain third-party, nonrecurring litigation fees related to a lawsuit in which the Company is a plaintiff, styled Enhabit, Inc. et al. v. Nautic Partners IX, L.P., et al. and pending in the Chancery Court of Delaware, and in which the Company has asserted claims for breach of fiduciary duty, aiding and abetting, and usurpation of corporate opportunity arising from actions involving its former officers; (ii) third-party legal and advisory fees related to the strategic review process; (iii) transition costs related to the Separation; (iv) costs related to restructuring and acquisitions and (v) third-party legal and advisory fees related to shareholder activism.shareholder activism..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Crissy B. Carlisle
Name:	Crissy B. Carlisle
Title:	Chief Financial Officer

Date:	April 26, 2024

[Signatures continue on the following page]

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Barb Jacobsmeyer	President and Chief Executive Officer and Director (Principal Executive Officer)
April 26, 2024
Barb Jacobsmeyer
/s/ Crissy B. Carlisle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
April 26, 2024
Crissy B. Carlisle
*	Director
April 26, 2024
Jeffrey W. Bolton
*	Director
April 26, 2024
Tina L. Brown-Stevenson
*	Director
April 26, 2024
Yvonne M. Curl
*	Director
April 26, 2024
Charles M. Elson
*	Director, Chairperson
April 26, 2024
Leo I. Higdon Jr.
*	Director
April 26, 2024
Erin P. Hoeflinger
*	Director
April 26, 2024
Susan A. LaMonica
*	Director
April 26, 2024
John E. Maupin Jr.
*	Director
April 26, 2024
Stuart McGuigan
*	Director
April 26, 2024
Greg S. Rush
*	Director
April 26, 2024
Barry Schochet
*	Director
April 26, 2024
L. Edward Shaw, Jr.
/s/ Dylan C. Black
April 26, 2024
Dylan C. Black
Attorney-in-fact
* Signed by Dylan C. Black pursuant to a power of attorney.