Form 10-Q
period 2024-03-31
Enhabit, Inc.
filed 2024-05-09
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 50,155,417 shares of common stock as of May 6, 2024.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, our ability to execute on our strategic plans; regulatory and other developments impacting the markets for our services; changes in reimbursement rates; general economic conditions; changes in the episodic versus non-episodic mix of our payors, the case mix of our patients, and payment methodologies; our ability to attract and retain key management personnel and healthcare professionals; potential disruptions or breaches of our or our vendors’, payors’, and other contract counterparties’ information systems; the outcome of litigation; our ability to successfully complete and integrate de novo locations, acquisitions, investments, and joint ventures; our ability to control costs, particularly labor and employee benefit costs; and impacts resulting from the announcement of the conclusion of the strategic review process. Our Annual Report on Form 10-K for the year ended December 31, 2023 dated March 15, 2024, which can be found on the Company’s website at http://investors.ehab.com, discusses these and other risks and factors that could cause actual results to differ materially from those expressed or implied by any forward-looking statement in this report.
ii

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Millions, Except Per Share Data)
Net service revenue	$262.4	$265.1
Cost of service, excluding depreciation and amortization	134.2	132.6
General and administrative expenses	107.5	110.5
Depreciation and amortization	7.8	7.8
Operating income	12.9	14.2
Interest expense and amortization of debt discounts and fees	11.1	9.5
Income before income taxes and noncontrolling interests	1.8	4.7
Income tax expense	0.9	1.5
Net income	0.9	3.2
Less: Net income attributable to noncontrolling interests	0.7	0.5
Net income attributable to Enhabit, Inc.	$0.2	$2.7

Weighted average common shares outstanding:
Basic	50.1	49.8
Diluted	50.4	50.1

Earnings per common share:
Basic earnings per share attributable to Enhabit, Inc. common stockholders	$0.01	$0.05
Diluted earnings per share attributable to Enhabit, Inc. common stockholders	$0.01	$0.05
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Millions)
Net income including noncontrolling interests	$0.9	$3.2
Other comprehensive income:
Unrealized gain (loss) on cash flow hedge, net of tax expense (benefit) of $0.4 and $(0.3), respectively	1.3	(1.1)
Total other comprehensive income (loss)	1.3	(1.1)
Comprehensive income including noncontrolling interests	2.2	2.1
Less: Comprehensive income attributable to noncontrolling interests	0.7	0.5
Comprehensive income attributable to Enhabit, Inc.	$1.5	$1.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$36.5	$27.4
Restricted cash	2.9	2.4
Accounts receivable, net of allowances	174.3	164.7
Prepaid expenses and other current assets	12.4	15.6
Total current assets	226.1	210.1
Property and equipment, net	20.6	19.0
Operating lease right-of-use assets	57.0	57.5
Goodwill	1,061.7	1,061.7
Intangible assets, net	74.6	80.0
Other long-term assets	5.2	5.3
Total assets(1)	$1,445.2	$1,433.6

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$22.8	$22.5
Current operating lease liabilities	11.2	11.8
Accounts payable	9.0	7.6
Accrued payroll	49.1	38.5
Refunds due patients and other third-party payors	10.5	8.2
Accrued medical insurance	7.4	8.4
Other current liabilities	40.5	40.7
Total current liabilities	150.5	137.7
Long-term debt, net of current portion	526.7	530.1
Long-term operating lease liabilities, net of current portion	45.8	45.7
Deferred income tax liabilities	17.0	17.1
Other long-term liabilities	0.2	1.3
Total liabilities	740.2	731.9
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	5.0	5.0
Stockholders’ equity:
Total Enhabit, Inc. stockholders’ equity	672.3	669.7
Noncontrolling interests	27.7	27.0
Total stockholders’ equity	700.0	696.7
Total liabilities(1) and stockholders’ equity	$1,445.2	$1,433.6
(1)Our consolidated assets as of March 31, 2024 and December 31, 2023 include total assets of variable interest entities of $17.9 million and $18.0 million, respectively, that cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2024 and December 31, 2023 include total liabilities of the variable interest entities of $1.2 million and $0.6 million, respectively. See Note 2, Variable Interest Entities.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2024
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2023	50.1	$0.5	$415.8	$(0.5)	$254.5	0.1	$(0.6)	$27.0	$696.7
Net income	—	—	—	—	0.2	—	—	0.7	0.9
Other comprehensive income, net of tax	—	—	—	1.3	—	—	—	—	1.3
Stock-based compensation expense	—	—	1.8	—	—	—	—	—	1.8
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	0.1	—	—	—	—	0.1	(0.7)	—	(0.7)
Balance at March 31, 2024	50.2	$0.5	$417.6	$0.8	$254.7	0.2	$(1.3)	$27.7	$700.0

	Three Months Ended March 31, 2023
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2022	50.1	$0.5	$406.9	$(0.7)	$335.0	—	$—	$28.4	$770.1
Net income	—	—	—	—	2.7	—	—	0.4	3.1
Other comprehensive loss, net of tax	—	—	—	(1.1)	—	—	—	—	(1.1)
Distributions declared	—	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation expense	—	—	1.5	—	—	—	—	—	1.5
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	—	—	—	—	—	0.1	(0.5)	—	(0.5)
Balance at March 31, 2023	50.1	$0.5	$408.4	$(1.8)	$337.7	0.1	$(0.5)	$26.6	$770.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Millions)
Cash flows from operating activities:
Net income	$0.9	$3.2
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	7.8	7.8
Amortization of debt related costs	0.4	0.3
Stock-based compensation	1.8	1.5
Deferred tax (benefit) expense	(0.5)	0.3
Other	(0.3)	—
Changes in assets and liabilities, net of acquisitions—
Accounts receivable, net of allowances	(9.7)	(6.7)
Prepaid expenses and other assets	3.7	18.1
Accounts payable	1.4	2.3
Accrued payroll	10.7	12.2
Other liabilities	1.1	(9.4)
Net cash provided by operating activities	17.3	29.6
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(2.8)
Purchases of property and equipment, including capitalized software costs	(1.8)	(0.6)
Other	0.7	0.2
Net cash used in investing activities	(1.1)	(3.2)
Cash flows from financing activities:
Principal payments on debt	(5.0)	(5.0)
Payments on revolving credit facility	—	(5.0)
Principal payments under finance lease obligations	(1.0)	(1.0)
Distributions paid to noncontrolling interests of consolidated affiliates	—	(2.5)
Other	(0.6)	(0.5)
Net cash used in financing activities	(6.6)	(14.0)
Increase in cash, cash equivalents, and restricted cash	9.6	12.4
Cash, cash equivalents, and restricted cash at beginning of year	29.8	27.2
Cash, cash equivalents, and restricted cash at end of period	$39.4	$39.6
Supplemental cash flow information:
Cash received for income taxes, net	$(0.2)	$(5.9)
Cash paid for interest	$11.8	$10.2
Supplemental schedule of noncash activities:
Property and equipment additions through finance leases	$2.7	$0.2
Operating lease additions	$3.3	$7.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Summary of Significant Accounting Policies:
Organization and Description of Business—
Enhabit, Inc. (“Enhabit,” “we,” “us,” “our,” and the “Company”), incorporated in Delaware in 2014, provides a comprehensive range of Medicare-certified skilled home health and hospice services in 34 states, with a concentration in the southern half of the United States. We manage our operations and disclose financial information using two reportable segments: (1) home health and (2) hospice. See Note 7, Segment Reporting. Prior to July 1, 2022, the Company operated as a reporting segment of Encompass Health Corporation (“Encompass”).
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
See also Note 3, Long‑term Debt.
Basis of Presentation and Consolidation—
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report for the year ended December 31, 2023 on Form 10-K (the “Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2024. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In our opinion, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary for a fair statement of the financial position, results of operations, and cash flows for each interim period presented.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net Service Revenue—
Our Net service revenue disaggregated by payor source and segment are as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Medicare	$128.3	$146.0	$48.5	$47.6	$176.8	$193.6
Medicare Advantage	59.3	49.3	—	—	59.3	49.3
Managed care	22.4	17.2	0.7	1.7	23.1	18.9
Medicaid	2.5	2.9	—	—	2.5	2.9
Other	0.7	0.4	—	—	0.7	0.4
Total	$213.2	$215.8	$49.2	$49.3	$262.4	$265.1
For a discussion of our significant accounting policies, including our policy related to Net service revenue, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K.
Earnings Per Common Share—
The following table sets forth the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Weighted average common shares outstanding:
Basic	50.1	49.8
Dilutive effect of restricted stock, restricted stock units and performance units	0.3	0.3
Diluted	50.4	50.1
A total of 0.3 million and 0.3 million options to purchase Enhabit’s shares and 2.0 million and 0.5 million shares of restricted stock awards, performance units, and restricted stock units were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2024 and 2023, respectively, because their effects were anti-dilutive. See Note 9, Stock-Based Payments, to the consolidated financial statements included in the Form 10-K for additional information.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.Variable Interest Entities (“VIEs”):
As of March 31, 2024 and December 31, 2023, we consolidated two joint venture entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities are 60% and 90% as of March 31, 2024. Through partnership and management agreements with or governing these entities, we manage these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of the VIEs and an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit us from using the assets of the VIEs to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our Unaudited Condensed Consolidated Balance Sheets, are as follows (in millions):

	March 31, 2024	December 31, 2023
Assets
Current assets:
Restricted cash	$2.2	$1.8
Accounts receivable, net of allowances	2.4	2.3
Other current assets	—	0.5
Total current assets	4.6	4.6
Operating lease right-of-use assets	0.1	0.1
Goodwill	12.4	12.4
Intangible assets, net	0.8	0.9
Total assets	$17.9	$18.0
Liabilities
Current liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.3	0.2
Other current liabilities	0.7	0.2
Total current liabilities	1.1	0.5
Other long-term liabilities	0.1	0.1
Total liabilities	$1.2	$0.6
3.Long‑term Debt:
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2024	December 31, 2023
Credit Agreement—
Advances under revolving credit facility	$180.0	$180.0
Term loan A facility	362.3	367.1
Finance lease obligations	7.2	5.5
	549.5	552.6
Less: Current portion	(22.8)	(22.5)
Long-term debt, net of current portion	$526.7	$530.1

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table shows scheduled principal payments due on long-term debt for the next five years (in millions):

Amount
April 1 through December 31, 2024	$17.1
2025	22.1
2026	21.7
2027	491.3
Gross maturities	552.2
Less: Unamortized debt issuance costs	(2.7)
Total	$549.5
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2023, our forecasted results suggested there was uncertainty of meeting our covenants through a period of one year from the issuance date of the September 30, 2023 financial statements. As a result, on November 3, 2023, we amended the Credit Facilities (the “Second Amendment”) to provide for, among other things, (i) an increase in the maximum permitted Total Net Leverage Ratio (as defined in the Credit Agreement) to 6.75 to 1.00 for the quarters ending December 31, 2023 and March 31, 2024, stepping down to 6.50 to 1.00 for the quarters ending June 30, September 30 and December 31, 2024, 5.75 to 1.00 for the quarter ending March 31, 2025, and 4.50 to 1.00 for the quarter ending June 30, 2025 and thereafter; (ii) the addition of a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant of 1.15 to 1.00 until the end of the Covenant Adjustment Period (as defined below); (iii) no Interest Coverage Ratio (as defined in the Credit Agreement) covenant until the end of the Covenant Adjustment Period; (iv) a permanent reduction in the Revolving Credit Facility commitment from $350.0 million to $220.0 million; (v) an increase in the Applicable Commitment Fee (as defined in the Credit Agreement) during the Covenant Adjustment Period; (vi) suspension of the ability of the Company to request incremental commitments under the Credit Agreement during the Covenant Adjustment Period; (vii) an increase of 0.25% in the applicable interest rate margins on amounts outstanding under the Credit Agreement during the Covenant Adjustment Period; (viii) limits on the amount of cash the Company can keep on hand and outside the lender group during the Covenant Adjustment Period; and (ix) additional limits on permitted indebtedness and acquisitions, permitted liens, restricted payments and permitted investments during the Covenant Adjustment Period. The “Covenant Adjustment Period” begins on the date of the Second Amendment and ends on the earlier of (a) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement, as amended, for the fiscal quarter ended June 30, 2025 and (b) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement as in effect immediately prior to the First Amendment for the applicable quarter.
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
As a result of the amendment above, our forecasted results indicate we will continue to be in compliance with those financial covenants through a period of one year from the issuance date of the March 31, 2024 financial statements. We cannot guarantee we will be in compliance with our financial covenants for each reporting period through a period of one year from the issuance date of the March 31, 2024 financial statements. As of March 31, 2024, we were in compliance with our financial covenants under the Credit Facilities. We continually evaluate our expected compliance with the covenants described above and take all appropriate steps to proactively renegotiate such covenants when appropriate.
As of March 31, 2024, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 7.9%. On October 20, 2022, we entered into an interest rate swap to manage our exposure to interest rate movements for a portion of our Term Loan A Facility. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. See also Note 5, Derivative Instrument.
The carrying amounts and estimated fair values of our long-term debt are presented in the following table (in millions):

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$180.0	$180.0	$180.0	$180.0
Term loan A facility	$362.3	$353.7	$367.1	$354.4
Finance lease obligations	$7.2	$7.2	$5.5	$5.5
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.Income Taxes:
Our effective income tax rates were 50.0% and 31.9% for the three months ended March 31, 2024 and 2023, respectively. Our effective income tax rates differed from the federal statutory rate primarily due to the impact of stock‑based compensation.
At the Distribution, the Company entered into the Tax Matters Agreement with Encompass. The Tax Matters Agreement governs the Company’s respective rights, responsibilities and obligations with respect to taxes (including responsibility for taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution to qualify as tax-free for U.S. federal income tax purposes), entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other matters.
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
5.Derivative Instrument:
In October 2022, we entered into an interest rate swap agreement with a notional value of $200.0 million with a maturity of October 20, 2025. See Note 3, Long‑term Debt.
The activities of the cash flow hedge included in Accumulated other comprehensive income for the three months ended March 31, 2024 are presented in the following table (in millions):

Cash Flow Hedge
Balance as of December 31, 2023	$(0.5)
Unrealized gain recognized in other comprehensive income, net of tax	1.6
Reclassified to interest expense, net of tax	(0.3)
Balance as of March 31, 2024	$0.8
The fair value of derivative assets and liabilities within the Unaudited Condensed Consolidated Balance Sheets are presented in the following table (in millions):

	March 31, 2024	December 31, 2023
Prepaid and other current assets	$1.2	$0.7
Other long-term liabilities	(0.2)	(1.3)
Total	$1.0	$(0.6)
Fair value for our derivative instrument is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements, to the consolidated financial statements included in the Form 10-K.
6.Contingencies and Other Commitments:
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 both include $0.2 million, in Other current liabilities for claims made against the Company that are probable of loss and reasonably estimable and recoverable based on the Company’s insurance policies. Other current liabilities in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 includes $9.5 million and $9.9 million, respectively, of accrued legal fees.
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $7.1 million in 2024, $2.0 million in 2025, and $0.6 million in 2026. These contracts primarily relate to software licensing and support.
7.Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by the Company. We manage our operations using two operating segments that are also our reportable segments: (1) home health and (2) hospice. These reportable operating segments are consistent with information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Home Health - Our home health operations represent the nation’s fourth-largest provider of Medicare-certified skilled home health services, measured by 2022 Medicare revenues. As of March 31, 2024, we operated 255 home health locations in 34 states, with a concentration in the southern half of the United States. We are the sole owner of 244 of these locations. We retain 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home health nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice - Our hospice operations represent one of the nation’s largest providers of Medicare-certified hospice services, measured by 2022 Medicare revenues. As of March 31, 2024, we operated 112 hospice locations in 24 states, with a concentration in the southern half of the United States. We are the sole owner of 108 of these locations. We retain 50.0% to 90.0% ownership in the remaining four jointly owned locations. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
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
Selected financial information for our reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Net service revenue	$213.2	$215.8	$49.2	$49.3
Cost of service, excluding depreciation and amortization	109.9	108.2	24.3	24.4
General and administrative expenses	59.5	62.9	15.7	16.3
Net income attributable to noncontrolling interests	0.6	0.4	0.1	0.1
Segment Adjusted EBITDA	$43.2	$44.3	$9.1	$8.5

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment reconciliations (in millions):

	Three Months Ended March 31,
	2024	2023
Total Segment Adjusted EBITDA	$52.3	$52.8
Non-segment general and administrative expenses	(30.5)	(29.8)
Interest expense and amortization of debt discounts and fees	(11.1)	(9.5)
Depreciation and amortization	(7.8)	(7.8)
Stock-based compensation expense	(1.8)	(1.5)
Net income attributable to noncontrolling interests	0.7	0.5
Income before income taxes and noncontrolling interests	$1.8	$4.7
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended March 31,
	2024	2023
Home Health:
Medicare	$128.3	$146.0
Non-Medicare	82.6	67.1
Private duty(1)	2.3	2.7
Total home health	213.2	215.8
Hospice	49.2	49.3
Total net service revenue	$262.4	$265.1
(1)    Private duty represents long-term comprehensive hourly nursing medical care.
8.Related Party Transactions:
In connection with the Separation, as discussed above, we entered into several agreements with Encompass that govern the relationship of the parties following the Distribution, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, and an Employee Matters Agreement. The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) assets, liabilities, and contracts to be transferred, assumed, and assigned to each of Enhabit and Encompass as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Enhabit business with Enhabit and financial responsibility for the obligations and liabilities of Encompass’s remaining business with Encompass, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation between Enhabit and Encompass of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Distribution, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Enhabit’s and Encompass’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of Enhabit’s business and Encompass’s business.
Transition Services Agreement—
Historically, Encompass provided the Company with certain services, including, but not limited to, executive oversight, treasury, legal, accounting, human resources, tax, internal audit, financial reporting, information technology and investor relations. After the Separation, some of these services continued to be provided by Encompass to the Company on a temporary basis under the Transition Services Agreement (“TSA”). As of March 31, 2024, the TSA expired under its terms.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Data Analytics Investment—
During 2019, we made a $2.0 million investment in Medalogix, LLC, a healthcare predictive data and analytics company (“Medalogix”); this investment is accounted for under the measurement alternative for investments. In April 2021, Medalogix entered in an agreement whereby TVG Logic Holdings, LLC (“TVG”) acquired a majority of the issued and outstanding membership interests of Medalogix for cash. The transaction closed in May 2021. As a result of the transaction, the Company received $2.0 million of cash and a minority equity investment in TVG and recorded a $1.6 million gain as part of Other income during 2021. During the three months ended March 31, 2024 and 2023, we incurred costs of approximately $1.2 million and $1.1 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of service, excluding depreciation and amortization and General and administrative expenses in the Unaudited Condensed Consolidated Statements of Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1, “Financial Statements (Unaudited),” of this report. Among other things, those historical financial statements include more detailed information regarding the basis of presentation for the financial data included in the following discussion. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, as described under the section titled “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. Over that time, we have grown to become the fourth-largest provider of home health services and a leading provider of hospice services nationally, measured by 2022 Medicare revenues. As of March 31, 2024, our footprint comprised 255 home health locations and 112 hospice locations across 34 states.
Our operations are principally managed on a services basis and include two operating segments for financial reporting purposes: (1) home health and (2) hospice. For additional information about our business and reportable segments, see Item 1, “Business,” and Item 1A, “Risk Factors,” in the Company’s Annual Report for the year ended December 31, 2023 on Form 10-K (the “Form 10-K”) filed with the United States Securities and Exchange Commission on March 15, 2024 and Note 7, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements, and “—Segment Results of Operations” section of this item.
Recent Developments
Strategic Alternatives Process
On May 8, 2024, the Company announced the conclusion of its review of strategic alternatives, which was first announced in August 2023. The strategic review was overseen by the Board with assistance from its financial and legal advisors. The Board determined that continuing to execute on the Company’s strategic plan as an independent public company is in the best interests of the Company and its stockholders at this time. The Board remains committed to enhancing value for all shareholders and will continue to be open to and evaluate all opportunities to do so.
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Pricing
On March 28, 2024, the Centers for Medicare and Medicaid Services (“CMS”) issued its proposed rule for hospice payments for fiscal year 2025 (the “2025 Hospice Rule”). CMS proposed a 2.6% estimated net increase to payments as compared to 2024 payments. This update represents a 3.0% update to the market basket, reduced by a 0.4% productivity adjustment. Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over a six month period ended March 31, 2024, our specific geographic coverage area, and other factors, we believe the proposed 2025 Hospice Rule would result in a net increase to our Medicare payment rates of approximately 3.2% effective for services provided beginning October 1, 2024, if enacted as proposed.
For further discussion of other pricing factors that impact our results of operations and growth see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.

Volume
The volume of services we provide has a significant impact on our Net service revenue. For a discussion of factors that impact our ability to maintain and grow our home health and hospice volumes see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.
Efficiency
Cost and operating efficiencies impact the profitability of the patient care services we provide. We use a number of strategies to drive cost and operating efficiencies within our business. We target markets for expansion and growth that allow us to leverage our existing operations to create operating efficiencies through scale and density. We also leverage technology to create operating and supply chain efficiencies throughout our organization. See Item 1, “Business—Our Competitive Strengths,” in the Form 10-K for further discussion of the ways we seek to reduce costs while improving patient outcomes.
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
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net service revenue	$262.4	$265.1	(1.0)%
Cost of service, excluding depreciation and amortization	134.2	132.6	1.2%
Gross margin, excluding depreciation and amortization	128.2	132.5	(3.2)%
General and administrative expenses	107.5	110.5	(2.7)%
Depreciation and amortization	7.8	7.8	—%
Operating income	12.9	14.2	(9.2)%
Interest expense and amortization of debt discounts and fees	11.1	9.5	16.8%
Income before income taxes and noncontrolling interests	1.8	4.7	(61.7)%
Income tax expense	0.9	1.5	(40.0)%
Net income	0.9	3.2	(71.9)%
Less: Net income attributable to noncontrolling interests	0.7	0.5	40.0%
Net income attributable to Enhabit, Inc.	$0.2	$2.7	(92.6)%
The following table sets forth our consolidated results as a percentage of Net service revenue:

	Three Months Ended March 31,
	2024	2023
Cost of service, excluding depreciation and amortization	51.1%	50.0%
General and administrative expenses	41.0%	41.7%
Depreciation and amortization	3.0%	2.9%
Net Service Revenue
Our Net service revenue decreased during the three months ended March 31, 2024 compared to the same period of 2023 due to the shift to more non-Medicare admissions in home health partially offset by improved pricing of Payor Innovation contracts. For a definition of Payor Innovation, see Item 1, “Business,” in the Form 10-K.
Cost of Service, Excluding Depreciation and Amortization
Cost of service, excluding depreciation and amortization increased in terms of dollars and as a percentage of Net service revenue during the three months ended March 31, 2024 compared to the same period of 2023 primarily due to higher costs related to labor. See additional discussion in “—Segment Results of Operations.”
General and Administrative Expenses
General and administrative expenses decreased in terms of dollars and as a percentage of Net service revenue during the three months ended March 31, 2024 compared to the same period of 2023 primarily due to a new organizational structure implemented in the three months ended March 31, 2023 to align our home health sales and operations teams.
Interest Expense and Amortization of Debt Discount and Fees
Interest expense and amortization of debt discount and fees increased for the three months ended March 31, 2024 compared to the same period of 2023 due to increased interest rates and a larger SOFR spread due to increased leverage. See additional discussion on Note 3, Long‑term Debt, to the accompanying unaudited condensed consolidated financial statements and “—Liquidity and Capital Resources” within this item.
Income Tax Expense
Our effective income tax rates were 50.0% and 31.9% for the three months ended March 31, 2024 and 2023, respectively. Our effective income tax rates differed from the federal statutory rate primarily due to the impact of stock‑based compensation. See additional discussion in Note 4, Income Taxes, to the accompanying unaudited condensed consolidated financial statements.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure of our financial performance. Management believes Adjusted EBITDA assists investors in comparing our operating performance across operating periods on a consistent basis by excluding items we do not believe are indicative of our operating performance.
We calculate Adjusted EBITDA as Net income adjusted to exclude (1) income tax expense, (2) interest expense and amortization of debt discounts and fees, (3) depreciation and amortization, (4) gains or losses on disposal or impairment of assets or goodwill, (5) stock‑based compensation, (6) net income attributable to noncontrolling interest and (7) unusual or nonrecurring items not typical of ongoing operations.
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.
The following table reconciles Net income to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2024	2023
Net income	$0.9	$3.2
Income tax expense	0.9	1.5
Interest expense and amortization of debt discounts and fees	11.1	9.5
Depreciation and amortization	7.8	7.8
Gain on disposal or impairment of assets	(0.2)	—
Stock-based compensation	1.8	1.5
Net income attributable to noncontrolling interests	(0.7)	(0.5)
Unusual or nonrecurring items that are not typical of ongoing operations	3.7	2.3
Adjusted EBITDA	$25.3	$25.3
The following table reconciles Net cash provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$17.3	$29.6
Current portion of income tax expense	1.4	1.2
Interest expense, excluding amortization of debt discounts and fees	10.7	9.5
Change in assets and liabilities, excluding derivative instrument	(7.2)	(16.5)
Net income attributable to noncontrolling interests	(0.7)	(0.5)
Unusual or nonrecurring items that are not typical of ongoing operations	3.7	2.3
Other	0.1	(0.3)
Adjusted EBITDA	$25.3	$25.3
Unusual or nonrecurring items in the three months ended March 31, 2024 include: (i) third-party legal and advisory fees related to the strategic review process; (ii) certain third-party, nonrecurring litigation fees related to a lawsuit in which the Company is a plaintiff, styled Enhabit, Inc. et al. v. Nautic Partners IX, L.P., et al. and pending in the Chancery Court of Delaware, and in which the Company has asserted claims for breach of fiduciary duty, aiding and abetting, and usurpation of corporate opportunity arising from actions involving its former officers; (iii) third-party legal and advisory fees related to shareholder activism; and (iv) transition costs related to the Separation. In the three months ended March 31, 2023, they include: (i) third-party legal fees associated with the suit Enhabit, Inc. et al. v. Nautic Partners IX, L.P., et al.; (ii) third-party legal and advisory fees related to shareholder activism; and (iii) transition costs related to the Separation.
For additional information, see “—Segment Results of Operations.”
Segment Results of Operations
Our segment and consolidated Net service revenue is provided in the following table:

	Three Months Ended March 31,
	2024	% of Consolidated Revenue	2023	% of Consolidated Revenue
	(in millions)
Home health segment net service revenue	$213.2	81.2%	$215.8	81.4%
Hospice segment net service revenue	49.2	18.8%	49.3	18.6%
Consolidated net service revenue	$262.4	100.0%	$265.1	100.0%

For the three months ended March 31, 2024 our Net service revenue decreased from 2023 due to the shift to more non‑Medicare patients in home health partially offset by improved pricing of Payor Innovation contracts.
For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”) to Income before income taxes and noncontrolling interests, see Note 7, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements.
Home Health
Our home health segment derived its Net service revenue from the following payor sources:

	Three Months Ended March 31,
	2024	2023
Medicare	60.2%	67.7%
Medicare Advantage	27.8%	22.8%
Managed care	10.5%	8.0%
Medicaid	1.2%	1.3%
Other	0.3%	0.2%
Total	100.0%	100.0%
The decline in Medicare revenue as a percentage of our home health Net service revenue and corresponding increase in Medicare Advantage revenue is primarily the result of national enrollment increases in Medicare Advantage plans by Medicare beneficiaries.

Additional information regarding our home health segment’s operating results is as follows:

	Three Months Ended March 31,		Percentage Change
	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net service revenue:
Medicare	$128.3	$146.0	(12.1)%
Non-Medicare	82.6	67.1	23.1%
Private duty(1)	2.3	2.7	(14.8)%
Home health net service revenue	213.2	215.8	(1.2)%
Cost of service, excluding depreciation and amortization	109.9	108.2	1.6%
Gross margin, excluding depreciation and amortization	103.3	107.6	(4.0)%
General and administrative expenses	59.5	62.9	(5.4)%
Net income attributable to noncontrolling interests	0.6	0.4	50.0%
Home health segment adjusted EBITDA(2)	$43.2	$44.3	(2.5)%

	(Actual Amounts)
Medicare:
Admissions	25,944	29,285	(11.4)%
Recertifications	17,652	19,938	(11.5)%
Completed episodes	43,171	49,231	(12.3)%
Visits	632,047	723,399	(12.6)%
Visits per episode	14.6	14.7	(0.7)%
Revenue per episode	$2,972	$2,966	0.2%
Non-Medicare:
Admissions	30,881	24,658	25.2%
Recertifications	13,489	11,840	13.9%
Visits	571,289	482,301	18.5%
Total:
Admissions	56,825	53,943	5.3%
Same-store total admissions growth			5.0%
Recertifications	31,141	31,778	(2.0)%
Same-store total recertifications growth			(2.4)%
Visits	1,203,336	1,205,700	(0.2)%
Cost per visit	$90	$88	2.3%
(1)    Private duty represents long-term comprehensive hourly nursing medical care.
(2)    Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting, as a measure reported to management for purposes of making decisions on allocating resources and addressing the performance of our segments. Segment Adjusted EBITDA is calculated similarly to consolidated Adjusted EBITDA but excludes corporate overhead costs that are not allocated to reportable segments because they are not considered when management evaluates segment performance. For more information, see Note 7, Segment Reporting, to the unaudited condensed consolidated financial statements.
With an advanced episodic model added to our Payor Innovation contracts effective January 1, 2024, we have updated how we report volume and pricing metrics for our home health segment, separating traditional Medicare from all other payor contracts. The prior periods were changed to conform to the current period presentation, which had no impact on the consolidated financial statements.

Expenses as a % of Net Service Revenue

	Three Months Ended March 31,
	2024	2023
Cost of service, excluding depreciation and amortization	51.5%	50.1%
General and administrative expenses	27.9%	29.1%
Net Service Revenue
The decrease in home health Net service revenue during the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to the shift to more non-Medicare admissions partially offset by improved pricing resulting from Payor Innovation contracts.
Segment Adjusted EBITDA
The decrease in home health segment adjusted EBITDA during the three months ended March 31, 2024 compared to the same period of 2023 primarily resulted from lower Net service revenue, as discussed above, and increased cost of service. This decrease was partially offset by a reduction in General and administrative expenses that resulted from a new organizational structure implemented in the first quarter of 2023 to align our sales and operations teams.
Hospice
Our hospice segment derived its Net service revenue from the following payor sources:

	Three Months Ended March 31,
	2024	2023
Medicare	98.6%	96.5%
Managed care	1.4%	3.5%
Total	100.0%	100.0%

Additional information regarding our hospice segment’s operating results is as follows:

	Three Months Ended March 31,		Percentage Change
	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Hospice net service revenue	$49.2	$49.3	(0.2)%
Cost of service, excluding depreciation and amortization	24.3	24.4	(0.4)%
Gross margin, excluding depreciation and amortization	24.9	24.9	—%
General and administrative expenses	15.7	16.3	(3.7)%
Net income attributable to noncontrolling interests	0.1	0.1	—%
Hospice segment adjusted EBITDA(1)	$9.1	$8.5	7.1%

	(Actual Amounts)
Total:
Admissions	3,032	3,122	(2.9)%
Same-store total admissions growth			(5.1)%
Patient days	308,542	317,027	(2.7)%
Discharged average length of stay	104	114	(8.8)%
Average daily census	3,391	3,523	(3.7)%
Revenue per patient day	$159	$156	1.9%
Cost per patient day	$79	$77	2.6%
(1)    Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting, as a measure reported to management for purposes of making decisions on allocating resources and addressing the performance of our segments. Segment Adjusted EBITDA is calculated similarly to consolidated Adjusted EBITDA but excludes corporate overhead costs that are not allocated to reportable segments because they are not considered when management evaluates segment performance. For more information, see Note 7, Segment Reporting, to the unaudited condensed consolidated financial statements.
Expenses as a % of Net Service Revenue

	Three Months Ended March 31,
	2024	2023
Cost of service, excluding depreciation and amortization	49.4%	49.5%
General and administrative expenses	31.9%	33.1%
Net Service Revenue
Hospice Net service revenue decreased for the three months ended March 31, 2024 compared to the same period of 2023 as increased Medicare reimbursement rates were offset by a decrease in patient days.
Segment Adjusted EBITDA
The increase in hospice segment adjusted EBITDA during the three months ended March 31, 2024 compared to the same period of 2023 was due primarily to a decrease in General and administrative expenses that resulted from the restructuring of hospice back office staffing in the third quarter of 2023.

Liquidity and Capital Resources
Our principal sources of short-term liquidity are our cash on hand and our revolving credit facility. We use these sources to fund working capital requirements, capital expenditures, acquisitions, and servicing our debt. See “—Contractual Obligations” for more information about our material cash requirements from our contractual obligations at March 31, 2024.
As of March 31, 2024 and December 31, 2023, we had $36.5 million and $27.4 million, respectively, in Cash and cash equivalents. These amounts exclude $2.9 million and $2.4 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which our joint venture partner requested, and we agreed, the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and —Restricted Cash, to the consolidated financial statements included in the Form 10-K. As of March 31, 2024, we also had $33.4 million available to us under the Revolving Credit Facility.
For additional information regarding our debt, see Note 3, Long‑term Debt, to the accompanying unaudited condensed consolidated financial statements and Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$17.3	$29.6
Net cash used in investing activities	(1.1)	(3.2)
Net cash used in financing activities	(6.6)	(14.0)
Increase in cash, cash equivalents, and restricted cash	$9.6	$12.4
Operating activities. The decrease in Net cash provided by operating activities during the three months ended March 31, 2024 as compared to 2023 primarily resulted from the decrease in Net Income and changes in working capital.
Investing activities. During the three months ended March 31, 2024, Net cash used in investing activities primarily resulted from the purchases of property and equipment. During the three months ended March 31, 2023, Net cash used in investing activities primarily resulted from the Specialty Home Health Care, Inc. acquisition in February 2023.
Financing activities. During the three months ended March 31, 2024 and 2023, Net cash used in financing activities primarily resulted from repayments of borrowings under the Credit Facilities.

Our consolidated contractual obligations as of March 31, 2024 are as follows (in millions):

	Total	Current	Long-term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility, finance lease obligations and unamortized debt issuance costs(1)	$365.0	$20.0	$345.0
Revolving credit facility	180.0	—	180.0
Interest on long-term debt (2)	139.7	43.0	96.7
Finance lease obligations(1)	7.9	2.4	5.5
Operating lease obligations(3)	70.4	10.8	59.6
Purchase obligations(4)	9.7	8.2	1.5
Total	$772.7	$84.4	$688.3
(1)We lease automobiles for our clinicians under finance leases. Amounts include interest portion of future minimum finance lease payments. For more information, see Note 6, Leases, to the consolidated financial statements included in the Form 10-K.
(2)Interest on long-term debt was calculated using the rate for the Term Loan A Facility as of March 31, 2024.
(3)In addition to our corporate headquarters office space, our home health and hospice segments lease: (1) relatively small office spaces in the localities they serve; and (2) equipment in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 6, Leases, to the consolidated financial statements included in the Form 10-K.
(4)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support. Purchase obligations are not recognized in our Unaudited Condensed Consolidated Balance Sheet. For more information, see Note 6, Contingencies and Other Commitments, to the accompanying unaudited condensed consolidated financial statements.
Our capital expenditures include costs associated with computer hardware and licensing software we utilize to run our business, as well as leasehold improvements. During 2024, we expect to spend approximately $5 million to $10 million for capital expenditures. During the three months ended March 31, 2024 and 2023, we made capital expenditures of $1.8 million and $0.6 million, respectively, for property and equipment and capitalized software. Actual amounts spent will be dependent upon the timing of projects for our business.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in the Form 10‑K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2024, our primary variable rate debt outstanding related to $180.0 million in advances under our Revolving Credit Facility and $365.0 million under our Term Loan A Facility.
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
See Note 3, Long‑term Debt, to the accompanying unaudited condensed consolidated financial statements for additional information regarding our long-term debt.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” in the Form 10-K for the period ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2024, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased under our Share Repurchase Plans
January 1 through January 31	26,660	$10.81	—	—
February 1 through February 29	15,824	9.49	—	—
March 1 through March 31	22,438	8.81	—	—
Total	64,922	$9.80	—	—
(1)Represents shares of common stock we repurchased to satisfy employee tax-withholding obligations in connection with the vesting of stock‑based compensation awards.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

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

ENHABIT, INC.

By:	/s/ Crissy B. Carlisle
Crissy B. Carlisle
Chief Financial Officer

Date:	May 9, 2024