Form 10-Q
period 2024-06-30
Enhabit, Inc.
filed 2024-08-08
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2024, the registrant had 50,283,308 shares of its common stock, par value $0.01 per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Millions, Except Per Share Data)
Net service revenue	$260.6	$262.3	$523.0	$527.4
Cost of service, excluding depreciation and amortization	131.8	135.5	266.0	268.1
General and administrative expenses	110.0	107.8	217.5	218.3
Depreciation and amortization	7.6	7.7	15.4	15.5
Impairment of goodwill	—	85.8	—	85.8
Operating income (loss)	11.2	(74.5)	24.1	(60.3)
Interest expense and amortization of debt discounts and fees	10.9	10.3	22.0	19.8
Other income	—	(0.1)	—	(0.1)
Income (loss) before income taxes and noncontrolling interests	0.3	(84.7)	2.1	(80.0)
Income tax (benefit) expense	(0.1)	(10.6)	0.8	(9.1)
Net income (loss)	0.4	(74.1)	1.3	(70.9)
Less: Net income attributable to noncontrolling interests	0.6	0.3	1.3	0.8
Net loss attributable to Enhabit, Inc.	$(0.2)	$(74.4)	$—	$(71.7)

Weighted average common shares outstanding:
Basic	50.1	49.8	50.1	49.8
Diluted	50.1	49.8	50.1	49.8

Loss per common share:
Basic loss per share attributable to Enhabit, Inc. common stockholders	$—	$(1.49)	$—	$(1.44)
Diluted loss per share attributable to Enhabit, Inc. common stockholders	$—	$(1.49)	$—	$(1.44)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Millions)
Net income (loss)	$0.4	$(74.1)	$1.3	$(70.9)
Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax of $—, $0.9, $0.4, and $0.5, respectively	0.1	2.7	1.4	1.6
Total other comprehensive income	0.1	2.7	1.4	1.6
Comprehensive income (loss) including noncontrolling interests	0.5	(71.4)	2.7	(69.3)
Less: Comprehensive income attributable to noncontrolling interests	0.6	0.3	1.3	0.8
Comprehensive (loss) income attributable to Enhabit, Inc.	$(0.1)	$(71.7)	$1.4	$(70.1)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$28.5	$27.4
Restricted cash	1.7	2.4
Accounts receivable, net of allowances	166.0	164.7
Prepaid expenses and other current assets	10.6	15.6
Total current assets	206.8	210.1
Property and equipment, net	21.6	19.0
Operating lease right-of-use assets	55.0	57.5
Goodwill	1,061.7	1,061.7
Intangible assets, net	69.0	80.0
Other long-term assets	4.9	5.3
Total assets(1)	$1,419.0	$1,433.6

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$23.0	$22.5
Current operating lease liabilities	11.0	11.8
Accounts payable	8.5	7.6
Accrued payroll	37.0	38.5
Refunds due patients and other third-party payors	10.4	8.2
Accrued medical insurance	9.8	8.4
Other current liabilities	40.4	40.7
Total current liabilities	140.1	137.7
Long-term debt, net of current portion	512.7	530.1
Long-term operating lease liabilities, net of current portion	44.3	45.7
Deferred income tax liabilities	16.4	17.1
Other long-term liabilities	0.1	1.3
Total liabilities	713.6	731.9
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	5.0	5.0
Stockholders’ equity:
Total Enhabit, Inc. stockholders’ equity	674.3	669.7
Noncontrolling interests	26.1	27.0
Total stockholders’ equity	700.4	696.7
Total liabilities(1) and stockholders’ equity	$1,419.0	$1,433.6
(1)Our consolidated assets as of June 30, 2024 and December 31, 2023 include total assets of variable interest entities of $16.9 million and $18.0 million, respectively, that cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2024 and December 31, 2023 include total liabilities of the variable interest entities of $1.1 million and $0.6 million, respectively. See Note 2, Variable Interest Entities.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2024
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at March 31, 2024	50.2	$0.5	$417.6	$0.8	$254.7	0.2	$(1.3)	$27.7	$700.0
Net (loss) income	—	—	—	—	(0.2)	—	—	0.6	0.4
Other comprehensive income, net of tax	—	—	—	0.1	—	—	—	—	0.1
Capital distributions	—	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation expense	—	—	2.2	—	—	—	—	—	2.2
Shares forfeited, including forfeitures due to net share settlement of income taxes	—	—	—	—	—	—	(0.1)	—	(0.1)
Balance at June 30, 2024	50.2	$0.5	$419.8	$0.9	$254.5	0.2	$(1.4)	$26.1	$700.4

	Three Months Ended June 30, 2023
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at March 31, 2023	50.1	$0.5	$408.4	$(1.8)	$337.7	0.1	$(0.5)	$26.6	$770.9
Net (loss) income	—	—	—	—	(74.4)	—	—	0.3	(74.1)
Other comprehensive income, net of tax	—	—	—	2.7	—	—	—	—	2.7
Stock-based compensation expense	—	—	2.6	—	—	—	—	—	2.6
Balance at June 30, 2023	50.1	$0.5	$411.0	$0.9	$263.3	0.1	$(0.5)	$26.9	$702.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2024
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2023	50.1	$0.5	$415.8	$(0.5)	$254.5	0.1	$(0.6)	$27.0	$696.7
Net income	—	—	—	—	—	—	—	1.3	1.3
Other comprehensive income, net of tax	—	—	—	1.4	—	—	—	—	1.4
Capital distributions	—	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation expense	—	—	4.0	—	—	—	—	—	4.0
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	(0.1)	—	—	—	—	0.1	(0.8)	—	(0.8)
Issuance of common stock pursuant to omnibus incentive plan	0.2	—	—	—	—	—	—	—	—
Balance at June 30, 2024	50.2	$0.5	$419.8	$0.9	$254.5	0.2	$(1.4)	$26.1	$700.4

	Six Months Ended June 30, 2023
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2022	50.1	$0.5	$406.9	$(0.7)	$335.0	—	$—	$28.4	$770.1
Net (loss) income	—	—	—	—	(71.7)	—	—	0.8	(70.9)
Other comprehensive income, net of tax	—	—	—	1.6	—	—	—	—	1.6
Capital distributions	—	—	—	—	—	—	—	(2.3)	(2.3)
Stock-based compensation expense	—	—	4.1	—	—	—	—	—	4.1
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	—	—	—	—	—	0.1	(0.5)	—	(0.5)
Balance at June 30, 2023	50.1	$0.5	$411.0	$0.9	$263.3	0.1	$(0.5)	$26.9	$702.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In Millions)
Cash flows from operating activities:
Net income (loss)	$1.3	$(70.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	15.4	15.5
Amortization of debt related costs	0.7	0.5
Impairment of goodwill	—	85.8
Stock-based compensation	4.0	4.1
Deferred tax benefit	(1.1)	(11.0)
Other	(0.1)	0.9
Changes in assets and liabilities, net of acquisitions—
Accounts receivable, net of allowances	(1.3)	1.9
Prepaid expenses and other assets	5.9	19.2
Accounts payable	0.1	1.5
Accrued payroll	(1.5)	(2.6)
Other liabilities	3.5	(5.7)
Net cash provided by operating activities	26.9	39.2
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(2.8)
Purchases of property and equipment, including capitalized software costs	(2.5)	(1.7)
Other	0.8	0.5
Net cash used in investing activities	(1.7)	(4.0)
Cash flows from financing activities:
Principal payments on term loan facility	(10.0)	(10.0)
Principal payments on revolving credit facility	(10.0)	(10.0)
Distributions paid to noncontrolling interests of consolidated affiliates	(2.2)	(2.5)
Other	(2.6)	(3.4)
Net cash used in financing activities	(24.8)	(25.9)
Increase in cash, cash equivalents, and restricted cash	0.4	9.3
Cash, cash equivalents, and restricted cash at beginning of period	29.8	27.2
Cash, cash equivalents, and restricted cash at end of period	$30.2	$36.5
Supplemental cash flow information:
Income tax payments (refunds), net	$(0.3)	$(5.4)
Interest paid on long-term debt	$22.4	$17.9
Supplemental schedule of noncash activities:
Property and equipment additions through finance leases	$4.5	$0.5
Operating lease additions	$5.3	$15.2
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
The Separation was completed pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”) and other agreements with Encompass related to the Separation, including, but not limited to, a tax matters agreement (the “Tax Matters Agreement”), an employee matters agreement (the “Employee Matters Agreement”), and a transition services agreement (the “Transition Services Agreement” or “TSA”). Following the Separation, certain functions were provided by Encompass under the TSA. As of April 1, 2024, these functions are being performed using the Company’s own resources or third‑party providers.
In early 2022, in anticipation of the Distribution, we transferred the “Encompass” trade name with a book value of $135.2 million and the related deferred tax liabilities with a book value of $31.0 million to Encompass, as they will continue to operate under the Encompass brand.
See also Note 3, Long‑Term Debt.
Basis of Presentation and Consolidation—
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report for the year ended December 31, 2023 on Form 10-K (the “Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2024. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The unaudited Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net Service Revenue—
Our Net service revenue disaggregated by payor source and segment are as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Medicare	$121.7	$139.4	$49.5	$46.2	$171.2	$185.6
Medicare Advantage	61.3	53.3	—	—	61.3	53.3
Managed care	24.2	18.1	0.9	2.0	25.1	20.1
Medicaid	2.4	2.9	—	0.2	2.4	3.1
Other	0.6	0.1	—	0.1	0.6	0.2
Total	$210.2	$213.8	$50.4	$48.5	$260.6	$262.3

	Home Health		Hospice		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Medicare	$250.0	$285.5	$97.7	$93.8	$347.7	$379.3
Medicare Advantage	120.6	102.6	—	—	120.6	102.6
Managed care	46.6	35.4	1.9	3.9	48.5	39.3
Medicaid	4.9	5.8	—	—	4.9	5.8
Other	1.3	0.4	—	—	1.3	0.4
Total	$423.4	$429.7	$99.6	$97.7	$523.0	$527.4
For a discussion of our significant accounting policies, including our policy related to Net service revenue, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K.
Loss Per Common Share—
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding:
Basic	50.1	49.8	50.1	49.8
Dilutive effect of restricted stock, restricted stock units and performance units	—	—	—	—
Diluted	50.1	49.8	50.1	49.8
A total of 0.3 million options to purchase Enhabit’s shares and 2.5 million shares of restricted stock awards, performance units and restricted stock units were excluded from the diluted weighted average common shares outstanding for the three and six months ended June 30, 2024 because their effects were anti-dilutive. A total of 0.3 million options to purchase Enhabit’s shares and 1.4 million shares of restricted stock awards, performance units and restricted stock units were excluded from the diluted weighted average common shares outstanding for the three and six months ended

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2023 because their effects were anti-dilutive. See Note 9, Stock-Based Payments, to the consolidated financial statements included in the Form 10-K for additional information.
Cash, Cash Equivalents, and Restricted Cash—
The following table details supplemental cash flow disclosures related to the reconciliation of cash and cash equivalents and restricted cash balances (in millions):

Six Months Ended June 30, 2024
Cash, cash equivalents, and restricted cash reconciliation:
Beginning of period
Cash and cash equivalents	$27.4
Restricted cash	2.4
Cash, cash equivalents, and restricted cash at beginning of period	$29.8

End of period
Cash and cash equivalents	$28.5
Restricted cash	1.7
Cash, cash equivalents, and restricted cash at end of period	$30.2
Recent Accounting Pronouncements—
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures.” This standard provides guidance to improve the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, and the disclosures in this standard are required to be applied on a retrospective basis. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.
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
2.Variable Interest Entities (“VIEs”):
As of June 30, 2024 and December 31, 2023, we consolidated two joint venture entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities are 60% and 90% as of June 30, 2024. Through partnership and management agreements either with or governing these entities, we manage these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of the VIEs and an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit us from using the assets of the VIEs to satisfy the obligations of other entities.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our unaudited Condensed Consolidated Balance Sheets, are as follows (in millions):

	June 30, 2024	December 31, 2023
Assets
Current assets:
Restricted cash	$1.4	$1.8
Accounts receivable, net of allowances	2.2	2.3
Other current assets	—	0.5
Total current assets	3.6	4.6
Operating lease right-of-use assets	0.1	0.1
Goodwill	12.4	12.4
Intangible assets, net	0.8	0.9
Total assets	$16.9	$18.0
Liabilities
Current liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.2	0.2
Other current liabilities	0.7	0.2
Total current liabilities	1.0	0.5
Other long-term liabilities	0.1	0.1
Total liabilities	$1.1	$0.6
3.Long‑Term Debt:
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2024	December 31, 2023
Credit agreement—
Advances under revolving credit facility	$170.0	$180.0
Term loan A facility	357.5	367.1
Finance lease obligations	8.2	5.5
	535.7	552.6
Less: Current portion	(23.0)	(22.5)
Long-term debt, net of current portion	$512.7	$530.1

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table shows scheduled principal payments due on long-term debt for the next five years (in millions):

Amount
July 1 through December 31, 2024	$11.6
2025	22.5
2026	22.1
2027	481.8
2028	0.2
Gross maturities	538.2
Less: Unamortized debt issuance costs	(2.5)
Total	$535.7
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
On September 29, 2023, we entered into a Limited Waiver (the “Waiver”) with Wells Fargo Bank, National Association, as administrative agent to the other lenders (the “Administrative Agent”) under the Credit Agreement and the First Amendment. The Waiver released the Company from the requirement to comply with the total net leverage ratio and the interest coverage ratio covenants for the three months ended September 30, 2023. The Waiver also required that, until such time as the Company certified compliance with the waived financial covenants, the aggregate principal amount of the Company’s revolving loans allowed under the Credit Agreement was decreased from $350.0 million to $230.0 million. All other covenants and terms of the Credit Agreement remained unchanged and in effect. Although we were not required to be

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

in compliance with the financial covenants as of September 30, 2023, we were in compliance with the financial covenants under the Credit Facilities.
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
As a result of the amendment above, our forecasted results indicate we will continue to be in compliance with those financial covenants through a period of one year from the issuance date of the June 30, 2024 financial statements. We cannot guarantee we will be in compliance with our financial covenants for each reporting period through a period of one year from the issuance date of the June 30, 2024 financial statements. As of June 30, 2024, we were in compliance with our financial covenants under the Credit Facilities. We continually evaluate our expected compliance with the covenants described above and take all appropriate steps to proactively renegotiate such covenants when appropriate.
As of June 30, 2024, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 7.9%. On October 20, 2022, we entered into an interest rate swap to manage our exposure to interest rate movements for a portion of our Term Loan A Facility. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. See also Note 5, Derivative Instrument.
The carrying amounts and estimated fair values of our long-term debt are presented in the following table (in millions):

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$170.0	$170.0	$180.0	$180.0
Term loan A facility	$357.5	$351.2	$367.1	$354.4
Finance lease obligations	$8.2	$8.2	$5.5	$5.5

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
4.Income Taxes:
Our effective income tax rate was (33.3)% and 38.1% for the three and six months ended June 30, 2024, respectively. Our effective income tax rate was 12.5% and 11.4% for the three and six months ended June 30, 2023, respectively. The rate for the three months ended June 30, 2024 differed from the federal statutory rate primarily due to income attributable to noncontrolling interests which is not taxable to the Company. The rate for the six months ended June 30, 2024 differed from the federal statutory rate primarily due to the unfavorable impact of stock-based compensation, partially offset by the effect of income attributable to noncontrolling interests. The rates for the three and six months ended June 30, 2023 differed from the federal statutory rate primarily due to the impairment of goodwill, a significant portion of which was a permanent book-tax difference.
At the Distribution, the Company entered into the Tax Matters Agreement with Encompass. The Tax Matters Agreement governs the companies’ respective rights, responsibilities and obligations with respect to taxes (including responsibility for taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution to qualify as tax-free for U.S. federal income tax purposes), entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other matters.
5.Derivative Instrument:
In October 2022, we entered into an interest rate swap agreement with a notional value of $200.0 million with a maturity of October 20, 2025. See Note 3, Long‑Term Debt.
The activities of the cash flow hedge included in Accumulated other comprehensive income for the three and six months ended June 30, 2024 and 2023 are presented in the following table (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$0.8	$(1.8)	$(0.5)	$(0.7)
Unrealized gain recognized in other comprehensive income, net of tax	0.5	3.0	2.1	1.9
Reclassified to interest expense, net of tax	(0.4)	(0.3)	(0.7)	(0.3)
Balance at end of period	$0.9	$0.9	$0.9	$0.9
The fair value of derivative assets and liabilities within the unaudited Condensed Consolidated Balance Sheets are presented in the following table (in millions):

	June 30, 2024	December 31, 2023
Prepaid and other current assets	$1.2	$0.7
Other long-term liabilities	—	(1.3)
Total	$1.2	$(0.6)
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
The unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 include $0.2 million in Other current liabilities for claims made against the Company that are probable of loss and reasonably estimable and recoverable based on the Company’s insurance policies. As of June 30, 2024 and December 31, 2023, accrued legal fees of $10.3 million and $9.9 million, respectively, are included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets.
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $5.6 million in 2024, $2.0 million in 2025, and $0.8 million in 2026. These contracts primarily relate to software licensing and support.
7.Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by the Company. We manage our operations using two operating segments that are also our reportable segments: (1) home health and (2) hospice. These reportable operating segments are consistent with information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Home Health—Our home health operations represent the nation’s fourth-largest provider of Medicare-certified skilled home health services, measured by 2022 Medicare revenues. As of June 30, 2024, we operated 256 home health locations in 34 states, with a concentration in the southern half of the United States. We are the sole owner of 245 of these locations. We retain 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home health nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice—Our hospice operations represent one of the nation’s largest providers of Medicare-certified hospice services, measured by 2022 Medicare revenues. As of June 30, 2024, we operated 112 hospice locations in 24 states, with a concentration in the southern half of the United States. We are the sole owner of 108 of these locations. We retain 50.0% to 90.0% ownership in the remaining four jointly owned locations. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Selected financial information for our reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Net service revenue	$210.2	$213.8	$50.4	$48.5
Cost of service, excluding depreciation and amortization	106.9	111.4	24.9	24.1
General and administrative expenses	58.6	59.4	16.3	16.1
Other income	—	(0.1)	—	—
Net income attributable to noncontrolling interests	0.5	0.3	0.1	—
Segment Adjusted EBITDA	$44.2	$42.8	$9.1	$8.3

	Home Health		Hospice
	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net service revenue	$423.4	$429.7	$99.6	$97.7
Cost of service, excluding depreciation and amortization	216.8	219.5	49.2	48.6
General and administrative expenses	118.1	122.3	32.0	32.4
Other income	—	(0.1)	—	—
Net income attributable to noncontrolling interests	1.1	0.8	0.2	—
Segment Adjusted EBITDA	$87.4	$87.2	$18.2	$16.7
Segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Segment Adjusted EBITDA	$53.3	$51.1	$105.6	$103.9
Non-segment general and administrative expenses	(32.9)	(29.7)	(63.4)	(59.5)
Interest expense and amortization of debt discounts and fees	(10.9)	(10.3)	(22.0)	(19.8)
Depreciation and amortization	(7.6)	(7.7)	(15.4)	(15.5)
Impairment of goodwill	—	(85.8)	—	(85.8)
Stock-based compensation expense	(2.2)	(2.6)	(4.0)	(4.1)
Net income attributable to noncontrolling interests	0.6	0.3	1.3	0.8
Income (loss) before income taxes and noncontrolling interests	$0.3	$(84.7)	$2.1	$(80.0)

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Home Health:
Medicare	$121.7	$139.4	$250.0	$285.5
Non-Medicare	86.3	71.8	169.0	138.9
Private duty(1)	2.2	2.6	4.4	5.3
Total home health	210.2	213.8	423.4	429.7
Hospice	50.4	48.5	99.6	97.7
Total net service revenue	$260.6	$262.3	$523.0	$527.4
(1)    Private duty represents long-term comprehensive hourly nursing medical care.
8.Related Party Transactions:
In connection with the Separation, as discussed in Note 1, Summary of Significant Accounting Policies, we entered into several agreements with Encompass that governed the relationship of the parties following the Distribution, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, and an Employee Matters Agreement. The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) assets, liabilities, and contracts to be transferred, assumed, and assigned to each of Enhabit and Encompass as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Enhabit business with Enhabit and financial responsibility for the obligations and liabilities of Encompass’s remaining business with Encompass, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation between Enhabit and Encompass of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Distribution, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Enhabit’s and Encompass’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of Enhabit’s business and Encompass’s business.
Transition Services Agreement—
Historically, Encompass provided the Company with certain services, including, but not limited to, executive oversight, treasury, legal, accounting, human resources, tax, internal audit, financial reporting, information technology and investor relations. After the Separation, some of these services continued to be provided by Encompass to the Company on a temporary basis under the Transition Services Agreement (“TSA”). The TSA expired under its terms on March 31, 2024.
Data Analytics Investment—
During 2019, we made a $2.0 million investment in Medalogix, LLC (“Medalogix”), a healthcare predictive data and analytics company. During 2021, Medalogix became a wholly owned subsidiary of TVG Holdings, LLC (“TVG”), which resulted in the Company obtaining a minority equity investment in TVG in exchange for its investment in Medalogix, This investment is accounted for under the measurement alternative for investments. During the three and six months ended June 30, 2024, we incurred costs of approximately $1.2 million and $2.4 million, respectively, in connection with the usage of Medalogix’s analytics platforms. During the three and six months ended June 30, 2023, we incurred costs of approximately $1.3 million and $2.4 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of service, excluding depreciation and amortization and General and administrative expenses in the unaudited Condensed Consolidated Statements of Income.

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
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. Over that time, we have grown to become the fourth largest provider of home health services and a leading provider of hospice services nationally, measured by 2022 Medicare revenues. As of June 30, 2024, our footprint comprised 256 home health locations and 112 hospice locations across 34 states.
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
Recent Developments
Termination of UnitedHealth Group Contract
In August 2024, the Company provided a notice of termination under its national contract with UnitedHealth Group (“United”). The termination will become effective on January 31, 2025 unless the parties negotiate a new agreement.
The United contract has less favorable payment terms than most of the Company’s other payor contracts. As previously disclosed, one of our primary growth strategies has been to shift business to Medicare Advantage contracts that pay us at improved rates. We have been successful in recent quarters shifting admissions to alternate payors with improved rates. Prior to the termination effective date, we believe we will be able to replace the current level of United revenue with revenue from other payors, but there can be no assurance this will happen or how quickly we will be able to complete the shift.
Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Pricing
On July 30, 2024, the Centers for Medicare and Medicaid Services (“CMS”) issued its final rule for hospice payments for fiscal year 2025 (the “2025 Hospice Final Rule”). Effective October 1, 2024, CMS will implement a 2.9% net increase to reimbursement rates as compared to 2024 reimbursement rates. This update represents a 3.4% update to the market basket, reduced by a 0.5% productivity adjustment. Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over the six-month period ended March 31, 2024, our specific geographic coverage area, and other factors, we believe the 2025 Hospice Final Rule will result in a net increase to our Medicare payment rates of approximately 3% effective for services provided beginning October 1, 2024.
On June 26, 2024, CMS issued its proposed rule for home health payments for fiscal year 2025 (the “2025 Home Health Rule”). CMS proposed a 1.7% estimated net decrease to payments as compared to 2024 payments. This update represents a 2.5% update to the home health payment, reduced by a 3.6% permanent behavior adjustment and a 0.6% decrease that represents an adjustment to the fixed dollar loss ratio for outlier payments. Based on our preliminary analysis, which utilizes, among other things, our patient mix annualized over the six-month period ended June 30, 2024, our specific geographic coverage area, and other factors, we estimate the proposed 2025 Home Health Rule would result in a net decrease to our Medicare payment rates of approximately 1% effective for services provided beginning January 1, 2025, if enacted as proposed.
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
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net service revenue	$260.6	$262.3	(0.6)%	$523.0	$527.4	(0.8)%
Cost of service, excluding depreciation and amortization	131.8	135.5	(2.7)%	266.0	268.1	(0.8)%
Gross margin, excluding depreciation and amortization	128.8	126.8	1.6%	257.0	259.3	(0.9)%
General and administrative expenses	110.0	107.8	2.0%	217.5	218.3	(0.4)%
Depreciation and amortization	7.6	7.7	(1.3)%	15.4	15.5	(0.6)%
Impairment of goodwill	—	85.8	(100.0)%	—	85.8	(100.0)%
Operating income (loss)	11.2	(74.5)	(115.0)%	24.1	(60.3)	(140.0)%
Interest expense and amortization of debt discounts and fees	10.9	10.3	5.8%	22.0	19.8	11.1%
Other income	—	(0.1)	(100.0)%	—	(0.1)	(100.0)%
Income (loss) before income taxes and noncontrolling interests	0.3	(84.7)	(100.4)%	2.1	(80.0)	(102.6)%
Income tax (benefit) expense	(0.1)	(10.6)	(99.1)%	0.8	(9.1)	(108.8)%
Net income (loss)	0.4	(74.1)	(100.5)%	1.3	(70.9)	(101.8)%
Less: Net income attributable to noncontrolling interests	0.6	0.3	100.0%	1.3	0.8	62.5%
Net loss attributable to Enhabit, Inc.	$(0.2)	$(74.4)	(99.7)%	$—	$(71.7)	(100.0)%
The following table sets forth our consolidated results as a percentage of Net service revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of service, excluding depreciation and amortization	50.6%	51.7%	50.9%	50.8%
General and administrative expenses	42.2%	41.1%	41.6%	41.4%
Depreciation and amortization	2.9%	2.9%	2.9%	2.9%
Net Service Revenue
Net service revenue decreased during the three and six months ended June 30, 2024 compared to the same periods of 2023 primarily due to lower Medicare recertifications in home health partially offset by increased Medicare reimbursement rates and an increase in patient days in hospice.
Cost of Service, Excluding Depreciation and Amortization
Cost of service, excluding depreciation and amortization decreased in terms of dollars and as a percentage of Net service revenue during the three months ended June 30, 2024 compared to the same period of 2023 primarily due to a reduction in contract labor and favorable experience in workers’ compensation and group medical claims.
Cost of service, excluding depreciation and amortization decreased in terms of dollars during the six months ended June 30, 2024 compared to the same period of 2023 primarily due to a reduction in contract labor and favorable experience in workers’ compensation and group medical claims and increased as a percentage of Net service revenue during the same comparative period due to the impact of lower Net service revenue. See additional discussion in “—Segment Results of Operations.”
General and Administrative Expenses
General and administrative expenses increased in terms of dollars and as a percentage of Net service revenue during the three months ended June 30, 2024 compared to the same period of 2023 primarily due to merit, market and anticipated bonus compensation increases partially offset by cost structure changes implemented in the second half of 2023.
General and administrative expenses decreased in terms of dollars during the six months ended June 30, 2024 compared to the same period of 2023 primarily due to cost structure changes implemented in the second half of 2023 and increased as a percentage of Net service revenue during the same comparative period due to the impact of lower Net service revenue.
Impairment of Goodwill
Impairment of goodwill during the three and six months ended June 30, 2023 resulted from a goodwill charge of $85.8 million to reduce the carrying value of our Hospice reporting unit to its fair value. There was no such goodwill charge during the three and six months ended June 30, 2024.
Interest Expense and Amortization of Debt Discounts and Fees
Interest expense and amortization of debt discounts and fees increased for the three and six months ended June 30, 2024 compared to the same periods of 2023 primarily due to higher interest rates partially offset by a lower borrowing level under our credit facilities. See additional discussion on Note 3, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and “—Liquidity and Capital Resources” within this item.
Income Tax (Benefit) Expense
Our effective income tax rate was (33.3)% and 38.1% for the three and six months ended June 30, 2024, respectively. Our effective income tax rate was 12.5% and 11.4% for the three and six months ended June 30, 2023, respectively. The rate for the three months ended June 30, 2024 differed from the federal statutory rate primarily due to income attributable to noncontrolling interests which is not taxable to the Company. The rate for the six months ended June 30, 2024 differed from the federal statutory rate primarily due to the unfavorable impact of stock-based compensation, partially offset by the effect of income attributable to noncontrolling interests. The rates for the three and six months ended June 30, 2023 differed from the federal statutory rate primarily due to the impairment of goodwill, a significant portion of which was a permanent book-tax difference.
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
We calculate Adjusted EBITDA as Net income (loss) adjusted to exclude (1) interest expense and amortization of debt discounts and fees, (2) income tax expense (benefit), (3) depreciation and amortization, (4) gains or losses on disposal or impairment of assets or goodwill, (5) stock‑based compensation, (6) net income attributable to noncontrolling interest and (7) unusual or nonrecurring items not typical of ongoing operations.
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income (loss). Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.
The following table reconciles Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$0.4	$(74.1)	$1.3	$(70.9)
Interest expense and amortization of debt discounts and fees	10.9	10.3	22.0	19.8
Income tax (benefit) expense	(0.1)	(10.6)	0.8	(9.1)
Depreciation and amortization	7.6	7.7	15.4	15.5
Gain on disposal of assets	—	(0.1)	(0.2)	(0.1)
Impairment of goodwill	—	85.8	—	85.8
Stock-based compensation	2.2	2.6	4.0	4.1
Net income attributable to noncontrolling interests	(0.6)	(0.3)	(1.3)	(0.8)
Unusual or nonrecurring items that are not typical of ongoing operations	4.8	2.6	8.5	4.9
Adjusted EBITDA	$25.2	$23.9	$50.5	$49.2
The following table reconciles Net cash provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$9.6	$9.6	$26.9	$39.2
Interest expense, excluding amortization of debt discounts and fees	10.6	10.1	21.3	19.3
Current portion of income tax expense	0.5	0.7	1.9	1.9
Change in assets and liabilities, excluding derivative instrument	0.3	1.2	(6.9)	(15.0)
Net income attributable to noncontrolling interests	(0.6)	(0.3)	(1.3)	(0.8)
Unusual or nonrecurring items that are not typical of ongoing operations	4.8	2.6	8.5	4.9
Other	—	—	0.1	(0.3)
Adjusted EBITDA	$25.2	$23.9	$50.5	$49.2
Unusual or nonrecurring items in the three and six months ended June 30, 2024 include: (i) third-party legal and advisory fees related to shareholder activism; (ii) third-party legal and advisory fees related to the strategic review process that concluded in May 2024; and (iii) certain third-party, nonrecurring litigation fees related to a lawsuit in which the Company is a plaintiff, styled Enhabit, Inc. et al. v. Nautic Partners IX, L.P., et al. and pending in the Chancery Court of Delaware, and in which the Company has asserted claims for breach of fiduciary duty, aiding and abetting, and usurpation of corporate opportunity arising from actions involving its former officers. In the three and six months ended June 30, 2023, they include: (i) third‑party legal fees associated with the suit Enhabit, Inc. et al. v. Nautic Partners IX, L.P., et al. and (ii) third-party legal and advisory fees related to shareholder activism.
For additional information, see “—Segment Results of Operations.”

Segment Results of Operations
Our segment and consolidated Net service revenue is provided in the following table:

	Three Months Ended June 30,
	2024	Percentage of Consolidated Revenue	2023	Percentage of Consolidated Revenue
	(In Millions, Except Percentage Change)
Home health segment net service revenue	$210.2	80.7%	$213.8	81.5%
Hospice segment net service revenue	50.4	19.3%	48.5	18.5%
Consolidated net service revenue	$260.6	100.0%	$262.3	100.0%

	Six Months Ended June 30,
	2024	Percentage of Consolidated Revenue	2023	Percentage of Consolidated Revenue
	(In Millions, Except Percentage Change)
Home health segment net service revenue	$423.4	81.0%	$429.7	81.5%
Hospice segment net service revenue	99.6	19.0%	97.7	18.5%
Consolidated net service revenue	$523.0	100.0%	$527.4	100.0%
For the three and six months ended June 30, 2024, our Net service revenue decreased from the same periods of 2023 primarily due to lower Medicare recertifications in home health partially offset by increased Medicare reimbursement rates and an increase in patient days in hospice.
For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”) to Income (loss) before income taxes and noncontrolling interests, see Note 7, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements.
Home Health
Our home health segment derived its Net service revenue from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medicare	57.9%	65.2%	59.0%	66.4%
Medicare Advantage	29.2%	24.9%	28.5%	24.0%
Managed care	11.5%	8.5%	11.0%	8.2%
Medicaid	1.1%	1.4%	1.2%	1.3%
Other	0.3%	—%	0.3%	0.1%
Total	100.0%	100.0%	100.0%	100.0%
See Item 1, “Business,” in the Form 10-K for additional information on our payor mix.

Additional information regarding our home health segment’s operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net service revenue:
Medicare	$121.7	$139.4	(12.7)%	$250.0	$285.5	(12.4)%
Non-Medicare	86.3	71.8	20.2%	169.0	138.9	21.7%
Private duty(1)	2.2	2.6	(15.4)%	4.4	5.3	(17.0)%
Home health net service revenue	210.2	213.8	(1.7)%	423.4	429.7	(1.5)%
Cost of service, excluding depreciation and amortization	106.9	111.4	(4.0)%	216.8	219.5	(1.2)%
Gross margin, excluding depreciation and amortization	103.3	102.4	0.9%	206.6	210.2	(1.7)%
General and administrative expenses	58.6	59.4	(1.3)%	118.1	122.3	(3.4)%
Other income	—	(0.1)	(100.0)%	—	(0.1)	(100.0)%
Net income attributable to noncontrolling interests	0.5	0.3	66.7%	1.1	0.8	37.5%
Home health segment adjusted EBITDA(2)	$44.2	$42.8	3.3%	$87.4	$87.2	0.2%

	(Actual Amounts)
Medicare:
Admissions	24,015	26,845	(10.5)%	49,959	56,130	(11.0)%
Recertifications	16,639	19,884	(16.3)%	34,291	39,822	(13.9)%
Completed episodes	41,620	47,528	(12.4)%	84,791	96,759	(12.4)%
Visits	597,742	691,857	(13.6)%	1,229,789	1,415,256	(13.1)%
Visits per episode	14.4	14.6	(1.4)%	14.5	14.6	(0.7)%
Revenue per episode	$2,924	$2,933	(0.3)%	$2,948	$2,951	(0.1)%
Non-Medicare:
Admissions	30,209	24,130	25.2%	61,090	48,788	25.2%
Recertifications	14,587	13,458	8.4%	28,076	25,298	11.0%
Visits	581,326	514,008	13.1%	1,152,615	996,309	15.7%
Total:
Admissions	54,224	50,975	6.4%	111,049	104,918	5.8%
Same-store total admissions growth			6.2%			5.6%
Recertifications	31,226	33,342	(6.3)%	62,367	65,120	(4.2)%
Same-store total recertifications growth			(6.5)%			(4.5)%
Visits	1,179,068	1,205,865	(2.2)%	2,382,404	2,411,565	(1.2)%
Visits per episode	14.0	14.6	(4.1)%	14.5	14.7	(1.4)%
Cost per visit	$89	$91	(2.2)%	$90	$89	1.1%
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
Expenses as a Percentage of Net Service Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of service, excluding depreciation and amortization	50.9%	52.1%	51.2%	51.1%
General and administrative expenses	27.9%	27.8%	27.9%	28.5%
Net Service Revenue
The decrease in home health Net service revenue during the three and six months ended June 30, 2024 compared to the same periods of 2023 was primarily due to lower Medicare volume as a result of lower recertifications.
Segment Adjusted EBITDA
The increase in home health segment adjusted EBITDA during the three and six months ended June 30, 2024 compared to the same periods of 2023 was primarily due to lower cost per visit that resulted from a reduction in contract labor and favorable experience in workers’ compensation and group medical claims.
Hospice
Our hospice segment derived its Net service revenue from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medicare	98.2%	95.3%	98.1%	96.0%
Managed care	1.8%	4.1%	1.9%	4.0%
Medicaid	—%	0.4%	—%	—%
Other	—%	0.2%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our hospice segment’s operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Hospice net service revenue	$50.4	$48.5	3.9%	$99.6	$97.7	1.9%
Cost of service, excluding depreciation and amortization	24.9	24.1	3.3%	49.2	48.6	1.2%
Gross margin, excluding depreciation and amortization	25.5	24.4	4.5%	50.4	49.1	2.6%
General and administrative expenses	16.3	16.1	1.2%	32.0	32.4	(1.2)%
Net income attributable to noncontrolling interests	0.1	—	—%	0.2	—	—%
Hospice segment adjusted EBITDA(1)	$9.1	$8.3	9.6%	$18.2	$16.7	9.0%

	(Actual Amounts)
Total:
Admissions	2,888	2,837	1.8%	5,920	5,959	(0.7)%
Same-store total admissions growth			(0.2)%			(3.0)%
Patient days	320,026	311,465	2.7%	628,568	628,492	—%
Discharged average length of stay	108	108	—%	106	111	(4.5)%
Average daily census	3,517	3,423	2.7%	3,454	3,472	(0.5)%
Revenue per patient day	$157	$156	0.6%	$158	$155	1.9%
Cost per patient day	$78	$77	1.3%	$78	$77	1.3%
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
Expenses as a Percentage of Net Service Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of service, excluding depreciation and amortization	49.4%	49.7%	49.4%	49.7%
General and administrative expenses	32.3%	33.2%	32.1%	33.2%
Net Service Revenue
Hospice Net service revenue increased for the three and six months ended June 30, 2024 compared to the same periods of 2023 primarily due to increased Medicare reimbursement rates and an increase in patient days.
Segment Adjusted EBITDA
The increase in hospice segment adjusted EBITDA during the three and six months ended June 30, 2024 compared to the same periods of 2023 was primarily due to increased Net service revenue.

Liquidity and Capital Resources
Our principal sources of short-term liquidity are our cash on hand and our revolving credit facility. We use these sources to fund working capital requirements, capital expenditures and acquisitions, and to service our debt. See “—Contractual Obligations” for more information about our material cash requirements from our contractual obligations at June 30, 2024.
As of June 30, 2024 and December 31, 2023, we had $28.5 million and $27.4 million, respectively, in Cash and cash equivalents. These amounts exclude $1.7 million and $2.4 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which our joint venture partner requested, and we agreed, the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and —Restricted Cash, to the consolidated financial statements included in the Form 10-K. As of June 30, 2024, we also had $43.4 million available to us under the Revolving Credit Facility.
For additional information regarding our debt, see Note 3, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$26.9	$39.2
Net cash used in investing activities	(1.7)	(4.0)
Net cash used in financing activities	(24.8)	(25.9)
Increase in cash, cash equivalents, and restricted cash	$0.4	$9.3
Operating activities. The decrease in Net cash provided by operating activities during the six months ended June 30, 2024 as compared to 2023 primarily resulted from changes in working capital.
Investing activities. During the six months ended June 30, 2024, Net cash used in investing activities primarily resulted from the purchases of property and equipment. During the six months ended June 30, 2023, Net cash used in investing activities primarily resulted from the Specialty Home Health Care, Inc. acquisition in February 2023 and purchases of property and equipment.
Financing activities. During the six months ended June 30, 2024 and 2023, Net cash used in financing activities primarily resulted from repayments of borrowings under our credit facilities.

Our consolidated contractual obligations as of June 30, 2024 are as follows (in millions):

	Total	Current	Long-Term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility, finance lease obligations and unamortized debt issuance costs(1)	$360.0	$20.0	$340.0
Revolving credit facility	170.0	—	170.0
Interest on long-term debt (2)	126.3	42.1	84.2
Finance lease obligations(1)	9.0	3.2	5.8
Operating lease obligations(3)	68.3	14.3	54.0
Purchase obligations(4)	8.4	6.9	1.5
Total	$742.0	$86.5	$655.5
(1)We lease automobiles for our clinicians under finance leases. Amounts include interest portion of future minimum finance lease payments. For more information, see Note 6, Leases, to the consolidated financial statements included in the Form 10-K.
(2)Interest on long-term debt was calculated using the rate for the Term Loan A Facility as of June 30, 2024.
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
Our capital expenditures include costs associated with computer hardware and licensing software we utilize to run our business, as well as leasehold improvements. During 2024, we expect to spend approximately $5 million to $10 million for capital expenditures. During the six months ended June 30, 2024 and 2023, we made capital expenditures of $2.5 million and $1.7 million, respectively, for property and equipment and capitalized software. Actual amounts spent will be dependent upon the timing of projects for our business.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in the Form 10‑K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2024, our primary variable rate debt outstanding related to $170.0 million in advances under our Revolving Credit Facility and $360.0 million under our Term Loan A Facility.
On October 20, 2022, we entered into an interest rate swap. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. The impact of increases and decreases in interest rates on our cash flow discussed above includes the impact of the interest rate swap.
Assuming outstanding balances were to remain the same and including the impact of our interest rate swap agreement, a 1% increase in interest rates would result in an incremental negative cash flow of $3.3 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $3.3 million over the next 12 months.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2024, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Plans
April 1 through April 30	—	$—	—	—
May 1 through May 31	378	8.64	—	—
June 1 through June 30	—	—	—	—
Total	378	$8.64	—	—
(1)Represents shares of common stock we repurchased to satisfy employee tax-withholding obligations in connection with the vesting of stock‑based compensation awards.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

10.1
Separation and Release Agreement between Advanced Homecare Management, Inc. d/b/a Enhabit Home Health & Hospice and Crissy Carlisle, dated August 6, 2024 (incorporated by reference to Exhibit 10.1 to Enhabit, Inc’s Current Report on Form 8-K filed on August 6, 2024).

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

ENHABIT, INC.

By:	/s/ Crissy B. Carlisle
Crissy B. Carlisle
Chief Financial Officer

Date:	August 8, 2024