Form 10-Q
period 2024-09-30
Enhabit, Inc.
filed 2024-11-08
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2024, the registrant had 50,284,120 shares of its common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, our ability to execute on our strategic plans; regulatory and other developments impacting the markets for our services; changes in reimbursement rates; general economic conditions; changes in the episodic versus non-episodic mix of our payors, the case mix of our patients, and payment methodologies; our ability to attract and retain key management personnel and healthcare professionals; potential disruptions or breaches of our or our vendors’, payors’, and other contract counterparties’ information systems; the outcome of litigation; our ability to successfully complete and integrate de novo locations, acquisitions, investments, and joint ventures; the impact of Hurricanes Helene and Milton on our operations; and our ability to control costs, particularly labor and employee benefit costs. Our Annual Report on Form 10-K for the year ended December 31, 2023 dated March 15, 2024, which can be found on the Company’s website at http://investors.ehab.com, discusses these and other risks and factors that could cause actual results to differ materially from those expressed or implied by any forward-looking statement in this report.
ii

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Millions, Except Per Share Data)
Net service revenue	$253.6	$258.3	$776.6	$785.7
Cost of service, excluding depreciation and amortization	131.7	134.0	397.7	402.1
General and administrative expenses	103.8	108.8	321.3	327.1
Depreciation and amortization	8.2	7.7	23.6	23.2
Impairment of goodwill	107.9	—	107.9	85.8
Operating (loss) income	(98.0)	7.8	(73.9)	(52.5)
Interest expense and amortization of debt discounts and fees	10.8	10.9	32.8	30.7
Other income	—	(0.1)	—	(0.2)
Loss before income taxes and noncontrolling interests	(108.8)	(3.0)	(106.7)	(83.0)
Income tax expense (benefit)	0.7	(0.8)	1.5	(9.9)
Net loss	(109.5)	(2.2)	(108.2)	(73.1)
Less: Net income attributable to noncontrolling interests	0.7	0.2	2.0	1.0
Net loss attributable to Enhabit, Inc.	$(110.2)	$(2.4)	$(110.2)	$(74.1)

Weighted average common shares outstanding:
Basic	50.2	49.9	50.2	49.8
Diluted	50.2	49.9	50.2	49.8

Loss per common share:
Basic loss per share attributable to Enhabit, Inc. common stockholders	$(2.20)	$(0.05)	$(2.20)	$(1.48)
Diluted loss per share attributable to Enhabit, Inc. common stockholders	$(2.20)	$(0.05)	$(2.20)	$(1.48)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Millions)
Net loss	$(109.5)	$(2.2)	$(108.2)	$(73.1)
Other comprehensive (loss) income:
Unrealized (loss) gain on cash flow hedges, net of tax (benefit) expense of $(0.5), $0.2, $(0.1) and $0.8, respectively	(1.8)	0.7	(0.4)	2.3
Total other comprehensive (loss) income	(1.8)	0.7	(0.4)	2.3
Comprehensive loss including noncontrolling interests	(111.3)	(1.5)	(108.6)	(70.8)
Less: Comprehensive income attributable to noncontrolling interests	0.7	0.2	2.0	1.0
Comprehensive loss attributable to Enhabit, Inc.	$(112.0)	$(1.7)	$(110.6)	$(71.8)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	December 31, 2023
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$45.7	$27.4
Restricted cash	1.7	2.4
Accounts receivable, net of allowances	150.9	164.7
Prepaid expenses and other current assets	9.9	15.6
Total current assets	208.2	210.1
Property and equipment, net	19.4	19.0
Operating lease right-of-use assets	54.3	57.5
Goodwill	953.8	1,061.7
Intangible assets, net	63.9	80.0
Other long-term assets	4.7	5.3
Total assets(1)	$1,304.3	$1,433.6

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$23.0	$22.5
Current operating lease liabilities	11.7	11.8
Accounts payable	9.9	7.6
Accrued payroll	47.1	38.5
Refunds due patients and other third-party payors	4.1	8.2
Accrued medical insurance	8.5	8.4
Other current liabilities	38.6	40.7
Total current liabilities	142.9	137.7
Long-term debt, net of current portion	502.9	530.1
Long-term operating lease liabilities, net of current portion	43.4	45.7
Deferred income tax liabilities	17.1	17.1
Other long-term liabilities	0.1	1.3
Total liabilities	706.4	731.9
Commitments and contingencies (See Note 7)
Redeemable noncontrolling interests	5.0	5.0
Stockholders’ equity:
Total Enhabit, Inc. stockholders’ equity	566.1	669.7
Noncontrolling interests	26.8	27.0
Total stockholders’ equity	592.9	696.7
Total liabilities(1) and stockholders’ equity	$1,304.3	$1,433.6
(1)Our consolidated assets as of September 30, 2024 and December 31, 2023 include total assets of variable interest entities of $16.3 million and $18.0 million, respectively, that cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of September 30, 2024 and December 31, 2023 include total liabilities of the variable interest entities of $1.1 million and $0.6 million, respectively. See Note 2, Variable Interest Entities.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2024
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at June 30, 2024	50.2	$0.5	$419.8	$0.9	$254.5	0.2	$(1.4)	$26.1	$700.4
Net (loss) income	—	—	—	—	(110.2)	—	—	0.7	(109.5)
Other comprehensive loss, net of tax	—	—	—	(1.8)	—	—	—	—	(1.8)
Stock-based compensation expense	—	—	3.8	—	—	—	—	—	3.8
Issuance of common stock pursuant to omnibus incentive plan	0.1	—	—	—	—	—	—	—	—
Balance at September 30, 2024	50.3	$0.5	$423.6	$(0.9)	$144.3	0.2	$(1.4)	$26.8	$592.9

	Three Months Ended September 30, 2023
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at June 30, 2023	50.1	$0.5	$411.0	$0.9	$263.3	0.1	$(0.5)	$26.9	$702.1
Net (loss) income	—	—	—	—	(2.4)	—	—	0.3	(2.1)
Other comprehensive income, net of tax	—	—	—	0.7	—	—	—	—	0.7
Stock-based compensation expense	—	—	3.1	—	—	—	—	—	3.1
Balance at September 30, 2023	50.1	$0.5	$414.1	$1.6	$260.9	0.1	$(0.5)	$27.2	$703.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2024
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2023	50.1	$0.5	$415.8	$(0.5)	$254.5	0.1	$(0.6)	$27.0	$696.7
Net (loss) income	—	—	—	—	(110.2)	—	—	2.0	(108.2)
Other comprehensive loss, net of tax	—	—	—	(0.4)	—	—	—	—	(0.4)
Capital distributions	—	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation expense	—	—	7.8	—	—	—	—	—	7.8
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	(0.1)	—	—	—	—	0.1	(0.8)	—	(0.8)
Issuance of common stock pursuant to omnibus incentive plan	0.3	—	—	—	—	—	—	—	—
Balance at September 30, 2024	50.3	$0.5	$423.6	$(0.9)	$144.3	0.2	$(1.4)	$26.8	$592.9

	Nine Months Ended September 30, 2023
	Enhabit, Inc. Common Stockholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Other Comprehensive Income	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
Balance at December 31, 2022	50.1	$0.5	$406.9	$(0.7)	$335.0	—	$—	$28.4	$770.1
Net (loss) income	—	—	—	—	(74.1)	—	—	1.0	(73.1)
Other comprehensive income, net of tax	—	—	—	2.3	—	—	—	—	2.3
Capital distributions	—	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation expense	—	—	7.2	—	—	—	—	—	7.2
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	—	—	—	—	—	0.1	(0.5)	—	(0.5)
Balance at September 30, 2023	50.1	$0.5	$414.1	$1.6	$260.9	0.1	$(0.5)	$27.2	$703.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Enhabit, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In Millions)
Cash flows from operating activities:
Net loss	$(108.2)	$(73.1)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	23.6	23.2
Amortization of debt related costs	1.1	1.0
Impairment of goodwill	107.9	85.8
Stock-based compensation	7.8	7.2
Deferred income taxes	0.1	(13.1)
Other	(0.7)	0.7
Changes in assets and liabilities, net of acquisitions—
Accounts receivable, net of allowances	13.8	(17.8)
Prepaid expenses and other assets	5.9	19.9
Accounts payable	2.3	2.2
Accrued payroll	8.6	13.1
Other liabilities	(6.9)	(3.6)
Net cash provided by operating activities	55.3	45.5
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(2.8)
Purchases of property and equipment, including capitalized software costs	(3.2)	(3.6)
Other	1.1	0.6
Net cash used in investing activities	(2.1)	(5.8)
Cash flows from financing activities:
Principal payments on term loan facility	(15.0)	(15.0)
Principal payments on revolving credit facility	(15.0)	(10.0)
Debt issuance costs	—	(1.1)
Distributions paid to noncontrolling interests of consolidated affiliates	(2.2)	(2.5)
Other	(3.4)	(3.1)
Net cash used in financing activities	(35.6)	(31.7)
Increase in cash, cash equivalents, and restricted cash	17.6	8.0
Cash, cash equivalents, and restricted cash at beginning of period	29.8	27.2
Cash, cash equivalents, and restricted cash at end of period	$47.4	$35.2
Supplemental cash flow information:
Income tax payments (refunds), net	$(0.6)	$(5.4)
Interest paid on long-term debt	$33.1	$27.9
Supplemental schedule of noncash activities:
Property and equipment additions through finance leases	$5.4	$2.7
Operating lease additions	$8.6	$29.3
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
See also Note 4, Long‑Term Debt.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net Service Revenue—
Our Net service revenue disaggregated by payor source and segment are as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Medicare	$117.3	$141.0	$51.7	$46.7	$169.0	$187.7
Medicare Advantage	59.2	45.7	—	—	59.2	45.7
Managed care	22.2	21.2	0.3	—	22.5	21.2
Medicaid	2.2	2.9	0.6	0.7	2.8	3.6
Other	0.1	0.1	—	—	0.1	0.1
Total	$201.0	$210.9	$52.6	$47.4	$253.6	$258.3

	Home Health		Hospice		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Medicare	$367.3	$426.5	$150.0	$140.5	$517.3	$567.0
Medicare Advantage	179.8	148.3	—	—	179.8	148.3
Managed care	68.8	56.5	2.2	4.3	71.0	60.8
Medicaid	7.1	8.7	—	0.4	7.1	9.1
Other	1.4	0.5	—	—	1.4	0.5
Total	$624.4	$640.5	$152.2	$145.2	$776.6	$785.7
For a discussion of our significant accounting policies, including our policy related to Net service revenue, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K.
Loss Per Common Share—
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding:
Basic	50.2	49.9	50.2	49.8
Dilutive effect of restricted stock, restricted stock units and performance units	—	—	—	—
Diluted	50.2	49.9	50.2	49.8
A total of 0.3 million options to purchase Enhabit’s shares and 2.1 million shares of restricted stock awards, performance units and restricted stock units were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2024 because their effects were anti-dilutive. A total of 0.3 million options to purchase Enhabit’s shares and 1.5 million shares of restricted stock awards, performance units and restricted stock units were excluded from the diluted weighted average common shares outstanding for the three and nine months

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

ended September 30, 2023 because their effects were anti-dilutive. See Note 9, Stock-Based Payments, to the consolidated financial statements included in the Form 10-K for additional information.
Cash, Cash Equivalents, and Restricted Cash—
The following table details supplemental cash flow disclosures related to the reconciliation of cash and cash equivalents and restricted cash balances reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash reconciliation:
Cash and cash equivalents	$45.7	$27.4
Restricted cash	1.7	2.4
Cash, cash equivalents, and restricted cash presented in the statements of cash flows	$47.4	$29.8
Recent Accounting Pronouncements—
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures.” This standard provides guidance to improve the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, and the disclosures in this standard are required to be applied on a retrospective basis. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements, but it will require certain additional disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires disaggregated income tax disclosures on the effective tax rate reconciliation and income taxes paid. This standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and the disclosures in this standard are required to be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income—Expense Disaggregation Disclosures.” This standard requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.
2.Variable Interest Entities (“VIEs”):
As of September 30, 2024 and December 31, 2023, we consolidated two joint venture entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities are 60% and 90% as of September 30, 2024. Through partnership and management agreements either with or governing these entities, we manage these entities and handle all day-to-day operating decisions. Accordingly, we have the decision-making power over the activities that most significantly impact the economic performance of the VIEs and an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit us from using the assets of the VIEs to satisfy the obligations of other entities.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our unaudited Condensed Consolidated Balance Sheets, are as follows (in millions):

	September 30, 2024	December 31, 2023
Assets
Current assets:
Restricted cash	$1.2	$1.8
Accounts receivable, net of allowances	1.9	2.3
Other current assets	—	0.5
Total current assets	3.1	4.6
Operating lease right-of-use assets	0.1	0.1
Goodwill	12.4	12.4
Intangible assets, net	0.7	0.9
Total assets	$16.3	$18.0
Liabilities
Current liabilities:
Current operating lease liabilities	$0.6	$0.1
Accrued payroll	0.3	0.2
Other current liabilities	0.1	0.2
Total current liabilities	1.0	0.5
Other long-term liabilities	0.1	0.1
Total liabilities	$1.1	$0.6
3.Goodwill and Other Intangible Assets:
We are required to test our goodwill for impairment at least annually, as of October 1, or more frequently if events or changes in circumstances indicate that it is more likely than not goodwill is impaired.
During the three and nine months ended September 30, 2024, we identified potential impairment triggering events and determined a quantitative analysis of our two reporting units should be performed. These triggering events included a decrease in our share price and market capitalization. Based on the quantitative analysis performed in the third quarter of 2024, we recorded an impairment charge of $107.9 million for the three and nine months ended September 30, 2024 to reflect a decrease in the carrying value of our home health reporting unit. As of September 30, 2024 and December 31, 2023, the home health reporting unit had an allocated goodwill balance of $736.0 million and $843.9 million, respectively. The fair value of the hospice reporting unit as of September 30, 2024 exceeded its carrying value by less than 5%. As of September 30, 2024 and December 31, 2023, the hospice reporting unit had an allocated goodwill balance of $217.8 million.
During the nine months ended September 30, 2023, we identified potential impairment triggering events during the second quarter and determined a quantitative analysis of our two reporting units should be performed. These triggering events included our performance against the 2023 forecast, a decrease in our share price and market capitalization, and the release of the 2024 proposed rule for home health on June 30, 2023, which included a net negative home health payment update. Based on the quantitative analysis in the second quarter of 2023, we recorded an impairment charge of $85.8 million for the nine months ended September 30, 2023 to reflect a decrease in the carrying value of our hospice reporting unit. No impairment charge was recorded for the three months ended September 30, 2023.
The cumulative impairments to our goodwill totaled $302.7 million and $194.8 million as of September 30, 2024 and December 31, 2023, respectively.
We estimated the fair value of our reporting units using both the income approach and the market approach. The assumptions used in the income approach incorporate a number of significant estimates and judgments, including revenue growth rates, timing of de novo openings, forecasted operating margins, the weighted-average cost of capital, and terminal

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

growth rates. The market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation, and amortization, from other businesses that are similar to each reporting unit and implied control premiums.
While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in current general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, interest rates, labor costs, and delays in our ability to complete de novo openings, which could negatively impact our forecasted cash flows and result in an impairment charge in future periods.
4.Long‑Term Debt:
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2024	December 31, 2023
Credit agreement—
Advances under revolving credit facility	$165.0	$180.0
Term loan A facility	352.7	367.1
Finance lease obligations	8.2	5.5
	525.9	552.6
Less: Current portion	(23.0)	(22.5)
Long-term debt, net of current portion	$502.9	$530.1
The following table shows scheduled principal payments due on long-term debt for the next five years (in millions):

Amount
October 1 through December 31, 2024	$5.8
2025	22.7
2026	22.3
2027	477.1
2028	0.3
Gross maturities	528.2
Less: Unamortized debt issuance costs	(2.3)
Total	$525.9
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As of September 30, 2023, our forecasted results suggested there was uncertainty of meeting our covenants through a period of one year from the issuance date of the September 30, 2023 financial statements. As a result, on November 3, 2023, we amended the Credit Facilities (the “Second Amendment”) to provide for, among other things, (i) an increase in the maximum permitted Total Net Leverage Ratio (as defined in the Credit Agreement) to 6.75 to 1.00 for the quarters ending December 31, 2023 and March 31, 2024, stepping down to 6.50 to 1.00 for the quarters ending June 30, September 30 and December 31, 2024, 5.75 to 1.00 for the quarter ending March 31, 2025, and 4.50 to 1.00 for the quarter ending June 30, 2025 and thereafter; (ii) the addition of a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant of 1.15 to 1.00 until the end of the Covenant Adjustment Period (as defined below); (iii) no Interest Coverage Ratio (as defined in the Credit Agreement) covenant until the end of the Covenant Adjustment Period; (iv) a permanent reduction in the Revolving Credit Facility commitment from $350.0 million to $220.0 million; (v) an increase in the Applicable Commitment Fee (as defined in the Credit Agreement) during the Covenant Adjustment Period; (vi) suspension of the ability of the Company to request incremental commitments under the Credit Agreement during the Covenant Adjustment Period; (vii) an increase of 0.25% in the applicable interest rate margins on amounts outstanding under the Credit Agreement during the Covenant Adjustment Period; (viii) limits on the amount of cash the Company can keep on hand and outside the lender group during the Covenant Adjustment Period; and (ix) additional limits on permitted indebtedness and acquisitions, permitted liens, restricted payments and permitted investments during the Covenant Adjustment Period. The “Covenant Adjustment Period” begins on the date of the Second Amendment and ends on the earlier of (a) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement, as amended, for the fiscal quarter ending June 30, 2025 and (b) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement as in effect immediately prior to the First Amendment for the applicable quarter.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As a result of the amendment above, our forecasted results indicate we will continue to be in compliance with those financial covenants through a period of one year from the issuance date of the September 30, 2024 financial statements. We cannot guarantee we will be in compliance with our financial covenants for each reporting period through a period of one year from the issuance date of the September 30, 2024 financial statements. As of September 30, 2024, we were in compliance with our financial covenants under the Credit Facilities. We continually evaluate our expected compliance with the covenants described above and take all appropriate steps to proactively renegotiate such covenants when appropriate.
As of September 30, 2024, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 7.9%. On October 20, 2022, we entered into an interest rate swap to manage our exposure to interest rate movements for a portion of our Term Loan A Facility. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. See also Note 6, Derivative Instrument.
The carrying amounts and estimated fair values of our long-term debt are presented in the following table (in millions):

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$165.0	$165.0	$180.0	$180.0
Term loan A facility	$352.7	$347.1	$367.1	$354.4
Finance lease obligations	$8.2	$8.2	$5.5	$5.5
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements, to the consolidated financial statements included in the Form 10-K.
5.Income Taxes:
Our effective income tax rate was (0.6)% and (1.4)% for the three and nine months ended September 30, 2024, respectively. These rates differed from the federal statutory rate primarily due to permanent differences attributable to the impairment of goodwill in the third quarter of 2024 and a valuation allowance. On a quarterly basis, we assess all available positive and negative evidence, and we recognize only the portion of our deferred tax assets that are more likely than not to be realized. For the three months ended September 30, 2024, we recorded a valuation allowance of $12.0 million against a portion of our deferred tax assets. Of this amount, $3.4 million relates to deferred tax assets arising in a prior year.
Our effective income tax rate was 26.7% and 11.9% for the three and nine months ended September 30, 2023, respectively. The rate for the nine months ended September 30, 2023 differed from the federal statutory rate primarily due to permanent differences attributable to the impairment of goodwill in the second quarter of 2023.
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.Derivative Instrument:
In October 2022, we entered into an interest rate swap agreement with a notional value of $200.0 million with a maturity of October 20, 2025. See Note 4, Long‑Term Debt.
The activities of the cash flow hedge included in Accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023 are presented in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$0.9	$0.9	$(0.5)	$(0.7)
Unrealized (loss) gain recognized in other comprehensive income, net of tax	(1.4)	1.1	0.7	3.0
Reclassified to interest expense, net of tax	(0.4)	(0.4)	(1.1)	(0.7)
Balance at end of period	$(0.9)	$1.6	$(0.9)	$1.6
The fair value of derivative assets and liabilities within the unaudited Condensed Consolidated Balance Sheets are presented in the following table (in millions):

	September 30, 2024	December 31, 2023
Prepaid and other current assets	$—	$0.7
Other current liabilities	(1.0)	—
Other long-term liabilities	(0.1)	(1.3)
Total	$(1.1)	$(0.6)
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
The unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 include $0.1 million and $0.2 million, respectively, in Other current liabilities for claims made against the Company that are probable of loss and reasonably estimable and recoverable based on the Company’s insurance policies. As of September 30, 2024 and December 31, 2023, accrued legal fees of $7.5 million and $9.9 million, respectively, are included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheets.
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $3.8 million in 2024, $2.0 million in 2025, and $0.8 million in 2026. These contracts primarily relate to software licensing and support.

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by the Company. We manage our operations using two operating segments that are also our reportable segments: (1) home health and (2) hospice. These reportable operating segments are consistent with information used by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Home Health—Our home health operations represent the nation’s fourth-largest provider of Medicare-certified skilled home health services, measured by 2022 Medicare revenues. As of September 30, 2024, we operated 256 home health locations in 34 states, with a concentration in the southern half of the United States. We are the sole owner of 245 of these locations. We retain 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home health nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice—Our hospice operations represent one of the nation’s largest providers of Medicare-certified hospice services, measured by 2022 Medicare revenues. As of September 30, 2024, we operated 112 hospice locations in 24 states, with a concentration in the southern half of the United States. We are the sole owner of 108 of these locations. We retain 50.0% to 90.0% ownership in the remaining four jointly owned locations. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
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
Selected financial information for our reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Net service revenue	$201.0	$210.9	$52.6	$47.4
Cost of service, excluding depreciation and amortization	105.9	110.0	25.8	24.0
General and administrative expenses	58.2	59.0	16.5	15.7
Other income	—	(0.1)	—	—
Net income attributable to noncontrolling interests	0.4	0.2	0.3	—
Segment Adjusted EBITDA	$36.5	$41.8	$10.0	$7.7

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Home Health		Hospice
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net service revenue	$624.4	$640.5	$152.2	$145.2
Cost of service, excluding depreciation and amortization	322.7	329.5	75.0	72.6
General and administrative expenses	176.3	181.3	48.5	48.0
Other income	—	(0.2)	—	—
Net income attributable to noncontrolling interests	1.5	1.0	0.5	—
Segment Adjusted EBITDA	$123.9	$128.9	$28.2	$24.6
Segment reconciliations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Segment Adjusted EBITDA	$46.5	$49.5	$152.1	$153.5
Non-segment general and administrative expenses	(25.3)	(31.0)	(88.7)	(90.6)
Interest expense and amortization of debt discounts and fees	(10.8)	(10.9)	(32.8)	(30.7)
Depreciation and amortization	(8.2)	(7.7)	(23.6)	(23.2)
Impairment of goodwill	(107.9)	—	(107.9)	(85.8)
Stock-based compensation expense	(3.8)	(3.1)	(7.8)	(7.2)
Net income attributable to noncontrolling interests	0.7	0.2	2.0	1.0
Loss before income taxes and noncontrolling interests	$(108.8)	$(3.0)	$(106.7)	$(83.0)
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Home Health:
Medicare	$117.3	$141.0	$367.3	$426.5
Non-Medicare	81.5	67.4	250.5	206.2
Private duty(1)	2.2	2.5	6.6	7.8
Total home health	201.0	210.9	624.4	640.5
Hospice	52.6	47.4	152.2	145.2
Total net service revenue	$253.6	$258.3	$776.6	$785.7
(1)    Private duty represents long-term comprehensive hourly nursing medical care.
9.Related Party Transactions:
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

Enhabit, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

occurrences prior to completion of the Distribution, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Enhabit’s and Encompass’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of Enhabit’s business and Encompass’s business.
Transition Services Agreement—
Historically, Encompass provided the Company with certain services, including, but not limited to, executive oversight, treasury, legal, accounting, human resources, tax, internal audit, financial reporting, information technology and investor relations. After the Separation, some of these services continued to be provided by Encompass to the Company on a temporary basis under the TSA. The TSA expired under its terms on March 31, 2024.
Data Analytics Investment—
During 2019, we made a $2.0 million investment in Medalogix, LLC (“Medalogix”), a healthcare predictive data and analytics company. During 2021, Medalogix became a wholly owned subsidiary of TVG Holdings, LLC (“TVG”), which resulted in the Company obtaining a minority equity investment in TVG in exchange for its investment in Medalogix. This investment is accounted for under the measurement alternative for investments. During the three and nine months ended September 30, 2024, we incurred costs of approximately $1.2 million and $3.6 million, respectively, in connection with the usage of Medalogix’s analytics platforms. During the three and nine months ended September 30, 2023, we incurred costs of approximately $0.8 million and $3.2 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of service, excluding depreciation and amortization and General and administrative expenses in the unaudited Condensed Consolidated Statements of Income.

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
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. Over that time, we have grown to become the fourth largest provider of home health services and a leading provider of hospice services nationally, measured by 2022 Medicare revenues. As of September 30, 2024, our footprint comprised 256 home health locations and 112 hospice locations across 34 states.
Our operations are principally managed on a services basis and include two operating segments for financial reporting purposes: (1) home health and (2) hospice. For additional information about our business and reportable segments, see Item 1, “Business,” and Item 1A, “Risk Factors,” in the Company’s Annual Report for the year ended December 31, 2023 on Form 10-K (the “Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2024 and Note 8, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements, and “—Segment Results of Operations” section of this item.
Recent Developments
Termination of UnitedHealth Group Contract
In August 2024, the Company provided a notice of termination under its national contract with UnitedHealth Group (“United”), which has less favorable payment terms than most of the Company’s other payor contracts. The termination will become effective on January 31, 2025 unless the parties negotiate a new agreement.
As previously disclosed, one of our primary growth strategies has been to shift business to Medicare Advantage contracts that pay us at improved rates. We have been successful in recent quarters shifting admissions to alternate payors with improved rates, and due to our termination notice in the third quarter, we shifted additional volumes away from United.
Since delivery of our termination notice, we have maintained an ongoing dialogue and negotiation with United, but we have not yet executed a new agreement. If we cannot negotiate a new agreement, we believe we will be able to continue to replace United revenue with revenue from other payors, but there can be no assurance this will happen or how quickly we will be able to complete the shift.
Impact of Hurricanes Helene and Milton
Certain of our home health operations in Florida, Georgia, North Carolina, and South Carolina were impacted by Hurricane Helene, which made landfall on September 26, 2024, and Hurricane Milton, which made landfall on October 9, 2024 (the “Hurricanes”). While admissions and visits in branches located in areas impacted by the Hurricanes have substantially recovered, we do not anticipate being able to replace a material portion of 2024 admissions and visits lost due to the Hurricanes.
Our operations were primarily affected by reduced home health admissions resulting from the displacement of employees, patients, and referral sources, and the postponement of procedures resulting in lower Net service revenue due to lost visits and reduced admissions. For the three and nine months ended September 30, 2024, Hurricane Helene did not have a material impact on our operations; however, for the three months and year ending December 31, 2024, we estimate lost Net service revenue and Adjusted EBITDA of approximately $2 million from the impact of the Hurricanes.

Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Pricing
On July 30, 2024, the Centers for Medicare and Medicaid Services (“CMS”) issued its final rule for hospice payments for fiscal year 2025 (the “2025 Hospice Final Rule”). Effective October 1, 2024, CMS will implement a 2.9% net increase to reimbursement rates as compared to 2024 reimbursement rates. This update represents a 3.4% update to the market basket, reduced by a 0.5% productivity adjustment. Based on our analysis, which utilizes, among other things, our patient mix annualized over the twelve-month period ended September 30, 2024, our specific geographic coverage area, and other factors, we believe the 2025 Hospice Final Rule will result in a net increase to our Medicare payment rates of approximately 4% effective for services provided beginning October 1, 2024.
On November 1, 2024, CMS issued its final rule for home health payments for fiscal year 2025 (the “2025 Home Health Final Rule”). CMS proposed a 0.5% estimated net increase to payments as compared to 2024 payments. This update represents a 2.7% update to the home health payment, reduced by a 1.8% permanent behavior adjustment and a 0.4% decrease that represents an adjustment to the fixed dollar loss ratio for outlier payments. We are currently evaluating the impact the 2025 Home Health Final Rule will have on our operations.
For further discussion of other pricing factors that impact our results of operations and growth, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.
Volume
The volume of services we provide has a significant impact on our Net service revenue. For a discussion of factors that impact our ability to maintain and grow our home health and hospice volumes, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.
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
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net service revenue	$253.6	$258.3	(1.8)%	$776.6	$785.7	(1.2)%
Cost of service, excluding depreciation and amortization	131.7	134.0	(1.7)%	397.7	402.1	(1.1)%
Gross margin, excluding depreciation and amortization	121.9	124.3	(1.9)%	378.9	383.6	(1.2)%
General and administrative expenses	103.8	108.8	(4.6)%	321.3	327.1	(1.8)%
Depreciation and amortization	8.2	7.7	6.5%	23.6	23.2	1.7%
Impairment of goodwill	107.9	—	N/A	107.9	85.8	25.8%
Operating (loss) income	(98.0)	7.8	(1,356.4)%	(73.9)	(52.5)	40.8%
Interest expense and amortization of debt discounts and fees	10.8	10.9	(0.9)%	32.8	30.7	6.8%
Other income	—	(0.1)	(100.0)%	—	(0.2)	(100.0)%
Loss before income taxes and noncontrolling interests	(108.8)	(3.0)	3,526.7%	(106.7)	(83.0)	28.6%
Income tax expense (benefit)	0.7	(0.8)	(187.5)%	1.5	(9.9)	(115.2)%
Net loss	(109.5)	(2.2)	4,877.3%	(108.2)	(73.1)	48.0%
Less: Net income attributable to noncontrolling interests	0.7	0.2	250.0%	2.0	1.0	100.0%
Net loss attributable to Enhabit, Inc.	$(110.2)	$(2.4)	4,491.7%	$(110.2)	$(74.1)	48.7%
The following table sets forth our consolidated results as a percentage of Net service revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of service, excluding depreciation and amortization	51.9%	51.9%	51.2%	51.2%
General and administrative expenses	40.9%	42.1%	41.4%	41.6%
Depreciation and amortization	3.2%	3.0%	3.0%	3.0%
Net Service Revenue
Net service revenue decreased during the three and nine months ended September 30, 2024 compared to the same periods of 2023 primarily due to lower Medicare recertifications in home health.
Cost of Service, Excluding Depreciation and Amortization
Cost of service, excluding depreciation and amortization decreased in terms of dollars during the three and nine months ended September 30, 2024 compared to the same periods of 2023 primarily due to a reduction in contract labor and favorable experience in workers’ compensation and group medical claims. Cost of service, excluding depreciation and amortization remained flat as a percentage of Net service revenue during the three and nine months ended September 30, 2024 compared to the same periods of 2023.
General and Administrative Expenses
General and administrative expenses decreased in terms of dollars and as a percentage of Net service revenue during the three and nine months ended September 30, 2024 compared to the same periods of 2023 primarily due to lower incentive compensation and cost control initiatives undertaken in the second half of 2023 and throughout 2024.
Impairment of Goodwill
Impairment of goodwill during the three and nine months ended September 30, 2024 resulted from a goodwill charge of $107.9 million to reduce the carrying value of our home health reporting unit to its fair value. During the nine months ended September 30, 2023, Impairment of goodwill resulted from a goodwill charge of $85.8 million to reduce the carrying value of our hospice reporting unit to its fair value. See Note 3, Goodwill and Other Intangible Assets, to the accompanying unaudited condensed consolidated financial statements for additional information.
Interest Expense and Amortization of Debt Discounts and Fees
Interest expense and amortization of debt discounts and fees decreased for the three months ended September 30, 2024 compared to the same period of 2023 primarily due to a lower average borrowing level under our credit facilities partially offset by higher average interest rates.
Interest expense and amortization of debt discounts and fees increased for the nine months ended September 30, 2024 compared to the same period of 2023 primarily due to higher average interest rates partially offset by a lower average borrowing level under our credit facilities. See additional discussion on Note 4, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and “—Liquidity and Capital Resources” within this item.
Income Tax Expense (Benefit)
Our effective income tax rate was (0.6)% and (1.4)% for the three and nine months ended September 30, 2024, respectively. These rates differed from the federal statutory rate primarily due to permanent differences attributable to the impairment of goodwill in the third quarter of 2024 and a valuation allowance. On a quarterly basis, we assess all available positive and negative evidence, and we recognize only the portion of our deferred tax assets that are more likely than not to be realized. For the three months ended September 30, 2024, we recorded a valuation allowance of $12.0 million against a portion of our deferred tax assets. Of this amount, $3.4 million relates to deferred tax assets arising in a prior year.
Our effective income tax rate was 26.7% and 11.9% for the three and nine months ended September 30, 2023, respectively. The tax benefit recorded for the three months ended September 30, 2023 was not materially different than the tax benefit calculated at the federal statutory rate. The rate for the nine months ended September 30, 2023 differed from the federal statutory rate primarily due to permanent differences attributable to the impairment of goodwill in the second quarter of 2023.
See additional discussion in Note 5, Income Taxes, to the accompanying unaudited condensed consolidated financial statements.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure of our financial performance. Management believes Adjusted EBITDA assists investors in comparing our operating performance across operating periods on a consistent basis by excluding items we do not believe are indicative of our operating performance.
We calculate Adjusted EBITDA as Net loss adjusted to exclude (1) interest expense and amortization of debt discounts and fees, (2) income tax expense (benefit), (3) depreciation and amortization, (4) gains or losses on disposal or impairment of assets or goodwill, (5) stock‑based compensation, (6) net income attributable to noncontrolling interests and (7) unusual or nonrecurring items not typical of ongoing operations.
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net loss. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.
The following table reconciles Net loss to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(109.5)	$(2.2)	$(108.2)	$(73.1)
Interest expense and amortization of debt discounts and fees	10.8	10.9	32.8	30.7
Income tax expense (benefit)	0.7	(0.8)	1.5	(9.9)
Depreciation and amortization	8.2	7.7	23.6	23.2
Gains on disposal of assets	(0.3)	(0.2)	(0.5)	(0.2)
Impairment of goodwill	107.9	—	107.9	85.8
Stock-based compensation	3.8	3.1	7.8	7.2
Net income attributable to noncontrolling interests	(0.7)	(0.2)	(2.0)	(1.0)
Unusual or nonrecurring items that are not typical of ongoing operations	3.6	4.9	12.1	9.8
Adjusted EBITDA	$24.5	$23.2	$75.0	$72.5
The following table reconciles Net cash provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$28.4	$6.3	$55.3	$45.5
Interest expense, excluding amortization of debt discounts and fees	10.4	10.7	31.7	30.3
Current portion of income tax (benefit) expense	(0.5)	1.3	1.4	3.2
Change in assets and liabilities, excluding derivative instrument	(16.7)	—	(23.6)	(15.0)
Net income attributable to noncontrolling interests	(0.7)	(0.2)	(2.0)	(1.0)
Unusual or nonrecurring items that are not typical of ongoing operations	3.6	4.9	12.1	9.8
Other	—	0.2	0.1	(0.3)
Adjusted EBITDA	$24.5	$23.2	$75.0	$72.5
Unusual or nonrecurring items in the three months ended September 30, 2024 include: (i) third-party legal and advisory fees related to shareholder activism and (ii) restructuring activities and severance costs. The nine months ended September 30, 2024 include: (i) third-party legal and advisory fees related to shareholder activism; (ii) third‑party legal and advisory fees related to the strategic review process that concluded in May 2024; and (iii) certain third-party, nonrecurring litigation fees related to a lawsuit in which the Company is a plaintiff, styled Enhabit, Inc. et al. v. Nautic Partners IX, L.P., et al. and pending in the Chancery Court of Delaware, and in which the Company has asserted claims for breach of fiduciary duty, aiding and abetting, and usurpation of corporate opportunity arising from actions involving its former officers. In the three months ended September 30, 2023, they include: (i) third‑party legal fees associated with the suit Enhabit, Inc. et al. v. Nautic Partners IX, L.P., et al. and (ii) third-party legal and advisory fees related to the strategic review process. The nine months ended September 30, 2023 also include third-party legal and advisory fees related to shareholder activism.
For additional information, see “—Segment Results of Operations.”

Segment Results of Operations
Our segment and consolidated Net service revenue is provided in the following tables:

	Three Months Ended September 30,
	2024	Percentage of Consolidated Revenue	2023	Percentage of Consolidated Revenue
	(In Millions, Except Percentage Change)
Home health segment net service revenue	$201.0	79.3%	$210.9	81.6%
Hospice segment net service revenue	52.6	20.7%	47.4	18.4%
Consolidated net service revenue	$253.6	100.0%	$258.3	100.0%

	Nine Months Ended September 30,
	2024	Percentage of Consolidated Revenue	2023	Percentage of Consolidated Revenue
	(In Millions, Except Percentage Change)
Home health segment net service revenue	$624.4	80.4%	$640.5	81.5%
Hospice segment net service revenue	152.2	19.6%	145.2	18.5%
Consolidated net service revenue	$776.6	100.0%	$785.7	100.0%
For the three and nine months ended September 30, 2024, our Net service revenue decreased from the same periods of 2023 primarily due to lower Medicare recertifications in home health partially offset by Net service revenue growth in hospice. The increase in hospice Net service revenue was attributable to an increase in patient days and increased Medicare reimbursement rates.
For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”) to Loss before income taxes and noncontrolling interests, see Note 8, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements.
Home Health
Our home health segment derived its Net service revenue from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Medicare	58.4%	66.9%	58.9%	66.6%
Medicare Advantage	29.5%	21.7%	28.8%	23.2%
Managed care	11.0%	10.0%	11.0%	8.8%
Medicaid	1.1%	1.4%	1.1%	1.4%
Other	—%	—%	0.2%	—%
Total	100.0%	100.0%	100.0%	100.0%
See Item 1, “Business,” in the Form 10-K for additional information on our payor mix.

Additional information regarding our home health segment’s operating results is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Net service revenue:
Medicare	$117.3	$141.0	(16.8)%	$367.3	$426.5	(13.9)%
Non-Medicare	81.5	67.4	20.9%	250.5	206.2	21.5%
Private duty(1)	2.2	2.5	(12.0)%	6.6	7.8	(15.4)%
Home health net service revenue	201.0	210.9	(4.7)%	624.4	640.5	(2.5)%
Cost of service, excluding depreciation and amortization	105.9	110.0	(3.7)%	322.7	329.5	(2.1)%
Gross margin, excluding depreciation and amortization	95.1	100.9	(5.7)%	301.7	311.0	(3.0)%
General and administrative expenses	58.2	59.0	(1.4)%	176.3	181.3	(2.8)%
Other income	—	(0.1)	(100.0)%	—	(0.2)	(100.0)%
Net income attributable to noncontrolling interests	0.4	0.2	100.0%	1.5	1.0	50.0%
Home health segment adjusted EBITDA(2)	$36.5	$41.8	(12.7)%	$123.9	$128.9	(3.9)%

	(Actual Amounts)
Medicare:
Admissions	23,422	25,585	(8.5)%	73,381	81,715	(10.2)%
Recertifications	16,101	19,321	(16.7)%	50,392	59,143	(14.8)%
Completed episodes	38,866	44,350	(12.4)%	123,657	141,109	(12.4)%
Visits	561,525	660,380	(15.0)%	1,791,314	2,075,636	(13.7)%
Visits per episode	14.4	14.9	(3.4)%	14.5	14.7	(1.4)%
Revenue per episode	$3,018	$3,179	(5.1)%	$2,970	$3,022	(1.7)%
Non-Medicare:
Admissions	29,950	24,938	20.1%	91,040	73,726	23.5%
Recertifications	14,112	13,411	5.2%	42,188	38,709	9.0%
Visits	552,815	501,764	10.2%	1,705,430	1,498,073	13.8%
Total:
Admissions	53,372	50,523	5.6%	164,421	155,441	5.8%
Same-store total admissions growth			5.5%			5.6%
Recertifications	30,213	32,732	(7.7)%	92,580	97,852	(5.4)%
Same-store total recertifications growth			(7.8)%			(5.6)%
Visits	1,114,340	1,162,144	(4.1)%	3,496,744	3,573,709	(2.2)%
Visits per episode	14.1	14.9	(5.4)%	14.4	14.8	(2.7)%
Cost per visit	$94	$93	1.1%	$91	$91	—%
(1)    Private duty represents long-term comprehensive hourly nursing medical care.
(2)    Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting, as a measure reported to management for purposes of making decisions on allocating resources and addressing the performance of our segments. Segment Adjusted EBITDA is calculated similarly to consolidated Adjusted EBITDA but excludes corporate overhead costs that are not allocated to reportable segments because they are not considered when management evaluates segment performance. For more information, see Note 8, Segment Reporting, to the unaudited condensed consolidated financial statements.

With an advanced episodic model added to our Payor Innovation contracts effective January 1, 2024, we have updated how we report volume and pricing metrics for our home health segment, separating traditional Medicare from all other payor contracts. The prior periods were changed to conform to the current period presentation, which had no impact on the consolidated financial statements.
Expenses as a Percentage of Net Service Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of service, excluding depreciation and amortization	52.7%	52.2%	51.7%	51.4%
General and administrative expenses	29.0%	28.0%	28.2%	28.3%
Net Service Revenue
The decrease in home health Net service revenue during the three and nine months ended September 30, 2024 compared to the same periods of 2023 was primarily due to lower Medicare volume as a result of lower recertifications.
Segment Adjusted EBITDA
The decrease in home health segment adjusted EBITDA during the three and nine months ended September 30, 2024 compared to the same periods of 2023 was primarily due to the decrease in Net service revenue.
Hospice
Our hospice segment derived its Net service revenue from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Medicare	98.3%	98.5%	98.6%	96.8%
Managed care	0.6%	—%	1.4%	2.9%
Medicaid	1.1%	1.5%	—%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our hospice segment’s operating results is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
	(In Millions, Except Percentage Change)
Hospice net service revenue	$52.6	$47.4	11.0%	$152.2	$145.2	4.8%
Cost of service, excluding depreciation and amortization	25.8	24.0	7.5%	75.0	72.6	3.3%
Gross margin, excluding depreciation and amortization	26.8	23.4	14.5%	77.2	72.6	6.3%
General and administrative expenses	16.5	15.7	5.1%	48.5	48.0	1.0%
Net income attributable to noncontrolling interests	0.3	—	N/A	0.5	—	N/A
Hospice segment adjusted EBITDA(1)	$10.0	$7.7	29.9%	$28.2	$24.6	14.6%

	(Actual Amounts)
Total:
Admissions	3,046	2,882	5.7%	8,966	8,841	1.4%
Same-store total admissions growth			4.1%			(0.7)%
Patient days	333,247	311,719	6.9%	961,815	940,211	2.3%
Discharged average length of stay	100	107	(6.5)%	104	110	(5.5)%
Average daily census	3,622	3,388	6.9%	3,510	3,444	1.9%
Revenue per patient day	$158	$152	3.9%	$158	$154	2.6%
Cost per patient day	$77	$77	—%	$78	$77	1.3%
(1)    Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting, as a measure reported to management for purposes of making decisions on allocating resources and addressing the performance of our segments. Segment Adjusted EBITDA is calculated similarly to consolidated Adjusted EBITDA but excludes corporate overhead costs that are not allocated to reportable segments because they are not considered when management evaluates segment performance. For more information, see Note 8, Segment Reporting, to the unaudited condensed consolidated financial statements.
Expenses as a Percentage of Net Service Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of service, excluding depreciation and amortization	49.0%	50.6%	49.3%	50.0%
General and administrative expenses	31.4%	33.1%	31.9%	33.1%
Net Service Revenue
Hospice Net service revenue increased for the three and nine months ended September 30, 2024 compared to the same periods of 2023 primarily due to an increase in patient days and increased Medicare reimbursement rates.
Segment Adjusted EBITDA
The increase in hospice segment adjusted EBITDA during the three and nine months ended September 30, 2024 compared to the same periods of 2023 was primarily due to increased Net service revenue.

Liquidity and Capital Resources
Our principal sources of short-term liquidity are our cash on hand and our revolving credit facility. We use these sources to fund working capital requirements, capital expenditures and acquisitions, and to service our debt. See “—Contractual Obligations” for more information about our material cash requirements from our contractual obligations at September 30, 2024.
As of September 30, 2024 and December 31, 2023, we had $45.7 million and $27.4 million, respectively, in Cash and cash equivalents. These amounts exclude $1.7 million and $2.4 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which our joint venture partner requested, and we agreed, the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and —Restricted Cash, to the consolidated financial statements included in the Form 10-K. As of September 30, 2024, we also had $48.4 million available to us under the Revolving Credit Facility.
For additional information regarding our debt, see Note 4, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$55.3	$45.5
Net cash used in investing activities	(2.1)	(5.8)
Net cash used in financing activities	(35.6)	(31.7)
Increase in cash, cash equivalents, and restricted cash	$17.6	$8.0
Operating activities. The increase in Net cash provided by operating activities during the nine months ended September 30, 2024 as compared to 2023 primarily resulted from changes in working capital.
Investing activities. During the nine months ended September 30, 2024, Net cash used in investing activities primarily resulted from the purchases of property and equipment. During the nine months ended September 30, 2023, Net cash used in investing activities primarily resulted from purchases of property and equipment and the Specialty Home Health Care, Inc. acquisition in February 2023.
Financing activities. During the nine months ended September 30, 2024 and 2023, Net cash used in financing activities primarily resulted from repayments of borrowings under our credit facilities.

Our consolidated contractual obligations as of September 30, 2024 are as follows (in millions):

	Total	Current	Long-Term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility, finance lease obligations and unamortized debt issuance costs(1)	$355.0	$20.0	$335.0
Revolving credit facility	165.0	—	165.0
Interest on long-term debt (2)	115.6	38.5	77.1
Finance lease obligations(1)	9.0	3.4	5.6
Operating lease obligations(3)	67.7	14.9	52.8
Purchase obligations(4)	6.6	5.4	1.2
Total	$718.9	$82.2	$636.7
(1)We lease automobiles for our clinicians under finance leases. Amounts include the interest portion of future minimum finance lease payments. For more information, see Note 6, Leases, to the consolidated financial statements included in the Form 10-K.
(2)Interest on long-term debt was calculated using the rate for the Term Loan A Facility as of September 30, 2024.
(3)In addition to our corporate headquarters office space, our home health and hospice segments lease: (1) relatively small office spaces in the localities they serve; and (2) equipment in the normal course of business. Amounts include the interest portion of future minimum operating lease payments. For more information, see Note 6, Leases, to the consolidated financial statements included in the Form 10-K.
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
Our capital expenditures include costs associated with computer hardware and licensing software we utilize to run our business, as well as leasehold improvements. During 2024, we expect to spend approximately $5 million to $7 million for capital expenditures. During the nine months ended September 30, 2024 and 2023, we made capital expenditures of $3.2 million and $3.6 million, respectively, for property and equipment and capitalized software. Actual amounts spent will be dependent upon the timing of projects for our business.
Critical Accounting Estimates
Except for the updates set forth below, there have been no material changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in the Form 10‑K.
During the three months ended September 30, 2024, we identified potential impairment triggering events in the quarter and determined a quantitative analysis of our two reporting units should be performed. Based on this quantitative analysis, we recorded an impairment charge of $107.9 million for the three months ended September 30, 2024 to reflect a decrease in the carrying value of our home health reporting unit. For additional information regarding our Goodwill, see Note 3, Goodwill and Other Intangible Assets, to the accompanying unaudited condensed consolidated financial statements.
As a result of the impairment charge discussed above, we performed a sensitivity analysis by reporting unit and determined that, assuming all other assumptions and inputs used in the discounted cash flow analysis were held constant, a 50 basis point increase for home health and a 100 basis point increase for hospice in the discount rate assumption would result in decreases in the fair value of the Home Health and Hospice reporting units of approximately $35 million and $20 million, respectively. We based our fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of September 30, 2024, our primary variable rate debt outstanding related to $165.0 million in advances under our Revolving Credit Facility and $355.0 million under our Term Loan A Facility.
On October 20, 2022, we entered into an interest rate swap. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. The impact of increases and decreases in interest rates on our cash flow discussed below includes the impact of the interest rate swap.
Assuming outstanding balances were to remain the same and including the impact of our interest rate swap agreement, a 1% increase in interest rates would result in an incremental negative cash flow of $3.2 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $3.2 million over the next 12 months.
See Note 4, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements for additional information regarding our long-term debt.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2024, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Plans
July 1 through July 31	3,734	$8.75	—	—
August 1 through August 31	1,592	8.50	—	—
September 1 through September 30	—	—	—	—
Total	5,326	$8.68	—	—
(1)Represents shares of common stock we repurchased to satisfy employee tax-withholding obligations in connection with the vesting of stock‑based compensation awards.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

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

10.2†	Enhabit, Inc. Director Deferred Compensation Plan.

31.1†	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

The exhibits marked with the cross symbol (†) are submitted electronically, herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Crissy B. Carlisle
Crissy B. Carlisle
Chief Financial Officer

Date:	November 8, 2024