Form 10-K
period 2024-12-31
Enhabit, Inc.
filed 2025-03-06
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission file number 001-41406

Enhabit, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	47-2409192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6688 N. Central Expressway, Suite 1300,	75206
Dallas, TX	(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $440.4 million (based on the last reported sale price on the New York Stock Exchange as of such date).
The registrant had outstanding 50,479,951 shares of common stock as of March 3, 2025.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement for its 2025 Annual Meeting of stockholders are incorporated by reference into Part III.

ENHABIT, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

i

NOTE TO READERS
As used in this Annual Report on Form 10-K (the “Annual Report”), the terms “Enhabit,” “we,” “us,” “our,” and the “Company” refer to Enhabit, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains historical information, as well as forward‑looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this Annual Report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, our ability to execute on our strategic plans; regulatory and other developments impacting the markets for our services; changes in reimbursement rates; general economic conditions; changes in the episodic versus non-episodic mix of our payers, the case mix of our patients, and payment methodologies; our ability to attract and retain key management personnel and healthcare professionals; potential disruptions or breaches of our or our vendors’, payers’, and other contract counterparties’ information systems; the outcome of litigation; quality performance and ratings; our ability to successfully complete and integrate de novo locations, acquisitions, investments, and joint ventures; our ability to successfully integrate technology in our operations; our ability to control costs, particularly labor and employee benefit costs; and such other factors as are discussed throughout Part I, Item 1A, “Risk Factors,” of this Annual Report.
ii

PART I
ITEM 1. BUSINESS
Our Business
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty-five years, we have provided care in the low‑cost home setting while achieving high-quality clinical outcomes. As of December 31, 2024, our footprint comprised 255 home health and 115 hospice locations across 34 states.
Our industry is supported by an aging U.S. population, an increased focus on shifting care to lower-cost settings, and patients’ preference for home-based care. Our scale and density in targeted markets, our disciplined operating model emphasizing the use of technology, our clinical expertise, and our award-winning culture are key factors to our success. These competitive advantages make us an attractive partner to health systems, payers, and other risk-bearing entities.
We operate our business in two segments, Home Health and Hospice.
•Our home health agencies provide a comprehensive range of Medicare-certified skilled home health services, including skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. Our patients are typically older adults with chronic conditions and significant functional limitations who are on multiple medications. Our patients are referred to us by acute care hospitals, inpatient rehabilitation facilities, surgery centers, assisted living facilities, and skilled nursing facilities, as well as community physicians. We work closely with patients, families, caregivers, and physicians to deliver data-driven, evidence-based care plans focused on patient needs and goals. For the year ended December 31, 2024, our Home Health segment had an average daily census of 40,987 and generated $824.8 million in Net service revenue, or 79.7% of Enhabit’s total Net service revenue.
•Our hospice locations provide high-quality hospice services to terminally ill patients and their families. Hospice care focuses on the quality of life for patients experiencing an advanced, life limiting illness by treating the symptoms of the disease, rather than the disease itself. Our dedicated team of professionals works together to manage symptoms so that a patient’s remaining time may be spent with dignity and in relative comfort, surrounded by loved ones, and typically at home. For the year ended December 31, 2024, our Hospice segment had an average daily census of 3,565 patients and generated $210.0 million in Net service revenue, or 20.3% of Enhabit’s total Net service revenue.
We drive operating efficiency by leveraging our market density as our volumes increase, enabling our clinicians to spend less time on the road and more time providing care. We believe our operating structure positions us to increase our home health admissions as the industry continues to expand.
We use an electronic medical records platform and a predictive analytics platform to support our operations. We believe our history and familiarity with these platforms enable us to deliver superior clinical and operational outcomes.
Our History
Since our founding in 1998, we have established an extensive record of providing high-quality care and demonstrated a consistent ability to innovate during varying economic and regulatory climates. Between December 31, 2014 and July 1, 2022, we operated as a reporting segment of Encompass Health Corporation (“Encompass”). On July 1, 2022, Encompass completed the previously announced separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”) as of the close of business on June 24, 2022. As a result of the Distribution, Enhabit is now an independent public company, and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”). See Note 1, Summary of Significant Accounting Policies—Separation from Encompass, to the accompanying consolidated financial statements.
Since 2015, we have deployed over $798 million of capital on 42 home health and hospice acquisitions, which we have fully integrated into our business. Over that same period, we have opened 44 de novo locations across 21 states, including 21 home health and 23 hospice locations.

Our Industries and Opportunity
We operate in large, growing, and highly fragmented industries.
In 2023, approximately $147.8 billion was spent on broader home health expenditures, according to National Health Expenditures published by the Centers for Medicare and Medicaid Services (“CMS”). Home health expenditures are expected to grow to approximately $282.7 billion by 2032, representing a 7.5% compound annual growth rate. Within this expanding market, we focus primarily on skilled home health services.
Medicare Advantage is becoming a more prevalent payer source within skilled home health services. Given our low cost of care and high-quality outcomes, we believe we are well-positioned to serve this growing population.
The home health industry is comprised of both for-profit and not-for-profit organizations. Our competitors include large home health providers, some of which have recently been acquired by payers, as well as publicly traded and privately owned freestanding agencies, facility-based home health agencies, visiting nurse associations and government-owned agencies. According to the CMS provider catalog published in January of 2025, there were approximately 12,000 home health agencies nationwide in 2024. In 2022, home health agencies provided care to approximately 3 million Medicare beneficiaries.
Medicare implemented the Patient Driven Groupings Model (“PDGM”) for home health agencies on January 1, 2020. The United States Congress (“Congress”) mandated that the Secretary of Health and Human Services make assumptions about potential behavior changes within the Medicare home health industry related to the implementation of PDGM and make one or more adjustments to the reimbursement system to achieve overall budget neutrality. The public health emergency associated with the COVID-19 pandemic delayed action from the Secretary in the 2021 and 2022 home health rules. However, beginning with the 2023 home health rule (the “2023 HH Rule”), CMS announced its plan to implement significant permanent and temporary adjustments as a result of its assessment of the PDGM’s budget neutral implementation throughout 2020 and 2021. CMS continued with this plan in the final home health rule for calendar year 2024. In the calendar year 2025 final home health rule, in addition to additional permanent adjustments, CMS calculated an increased amount of negative temporary adjustments ostensibly to be collected at some point in the future. We anticipate CMS’s temporary and permanent adjustments will drive industry consolidation, particularly of smaller home health agencies. See “—Sources of Revenue” and Item 1A, “Risk Factors,” for additional detail on PDGM.
The Medicare Payment Advisory Commission (“MedPAC”) reports that Medicare spending for hospice care, which we believe represents the vast majority of total expenditures in the hospice market, increased from $3.0 billion in 2000 to $25.7 billion in 2023, reflecting a compound annual growth rate of 9.8%. The hospice industry is fragmented, with approximately 1.7 million Medicare beneficiaries receiving hospice services in 2023. Additionally, there were approximately 7,100 providers according to the CMS provider catalog published in November of 2024. Hospice use among Medicare beneficiaries has grown substantially in recent years, suggesting a greater awareness of and access to hospice services. While we are a leading hospice services provider, our hospice business accounts for only approximately 1.0% of the Medicare hospice market. We believe increasing demand and broader understanding and utilization of hospice care, and the fragmented nature of the industry, provide an attractive opportunity for our hospice business.
Growing Senior Population Driving Increased Demand
We believe the demand for home health and hospice services will continue to increase as the growth in the number of seniors in the United States remains strong. According to estimates from the U.S. Census Bureau and the 2023 Profile of Older Americans published May 2024 by the Administration for Community Living and the Administration on Aging, the 65 and older population increased from 43.1 million in 2012 to 57.8 million in 2022, or an increase of approximately 34%. The 65 and older population is projected to reach 78.3 million by 2040 and 88.8 million by 2060.
The growth in the elderly population is expected to significantly outpace the expected growth in facility-based beds, driving an ongoing shift from facility-based care to home-based care where clinically appropriate.
Increasing Focus on Shifting Care to Lower Cost Settings
The growing senior population puts pressure on an already strained healthcare system, contributing to rising healthcare costs in the United States. The Medicare cost per patient day in home health and hospice for 2023 (the most current information available) is $63 and $186, respectively, compared to a skilled nursing facility of $556 per day for 2022 (the most current information available), highlighting home health care’s savings potential for the healthcare system. In spite of this cost advantage, the annual Medicare expenditure on skilled nursing facilities is over $27 billion as compared to home health and hospice, which are each less than $26 billion. We believe health care payers will increasingly encourage the treatment of patients in their homes and other low-cost settings. As a leader in the home health and hospice markets, we anticipate this shift will help propel our continued growth, providing us with greater flexibility in reimbursement structures.
Patient Preference for Home-Based Care
We believe most patients prefer to receive care at home. Based on a 2024 American Association of Retired Persons survey, 75% of those over age 50 want to stay in their residence as long as possible. Similarly, a 2017 study by KFF found that seven in ten Americans would prefer to spend their last days at home as opposed to any other care setting. In addition, the COVID-19 pandemic significantly accelerated the demand for high‑quality home‑based care. We believe the rapidly growing older population, the fact that home‑based care is the most preferred and cost-effective care setting, and our competitive advantages strongly position us for the future.
Emphasis on Value-Based Payment Models
Enhabit has a history of participating in value-based payment models with private payers that incentivize cost‑effective and clinically appropriate care. We were episode initiators in the original Bundled Payments for Care Improvement (“BPCI”) program. Additionally, we work alongside many Accountable Care Organizations (“ACOs”) to help them reduce the overall cost of care. In some cases we have been able to negotiate shared-savings opportunities and/or pay for performance.
Our payer innovation strategy includes four primary tenets: (i) building relationships with payers and conveners; (ii) obtaining new agreements with favorable rates and terms; (iii) renegotiating existing agreements to provide more favorable rates and terms; and (iv) whenever possible, negotiating to include value-based incentives in our agreements. Collectively we refer to these efforts as Payer Innovation. The Payer Innovation team executes this strategy in collaboration with the executive leadership team. We continue to evaluate new models and other opportunities to collaborate with both existing and new payers along with potential strategic partners. Our industry-leading capabilities and clinical results, including our low acute care hospitalization and hospital readmission rates, position us to bring value to payers focused on managing and reducing the total cost of care.
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
Scale and Density
Our current footprint reflects our multi-decade effort to establish scale and density in key markets with attractive demographic and regulatory profiles. We are a leading home health provider in many of the states where we operate, measured by 2023 Medicare revenues. Our presence in these markets helps us increase operating efficiency and brand awareness. These operating efficiencies also help us reduce our Home Health cost per patient day. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results of Operations,” for our Home Health cost per patient day for the years ended December 31, 2024, 2023, and 2022.
Additionally, due to the demographic overlap of our patients, we believe some of our home health patients will eventually require and choose the services of our Hospice segment. We are one of the nation’s largest providers of Medicare-certified hospice services, measured by 2023 Medicare revenues. As of December 31, 2024, 110 of our 115 hospice locations were co-located within our home health markets, allowing us to minimize gaps in care and disruption to the patient. We believe this continuity of care between our home health and hospice businesses creates a growth opportunity for our hospice business, particularly as we add hospice services in our other home health markets.
Consistent and Disciplined Operating Model
Our operating model emphasizes consistency and the disciplined use of technology, driving our industry leadership in both clinical quality and cost-effectiveness. We leverage our comprehensive technology capabilities and centralized administrative functions to define best practices, streamline staffing models, and identify supply chain efficiencies across our platform. We invest significant time and training resources teaching our operators to utilize technology to help drive timely decisions in the field. Our pairing of technology with a culture that emphasizes substantial training resources and well-established operating protocols helps us deliver superior results.
Clinical Expertise and High-Quality Outcomes
We have developed standardized best practices and protocols based on our extensive home‑based clinical experience. We believe these best practices and protocols, when combined with our technology and well-trained, mission‑motivated clinicians, help ensure the delivery of consistently high-quality healthcare services, reduced inefficiencies, and improved performance across a spectrum of operational areas. These best practices and protocols allow us to have Quality of Patient Care (“QoPC”) ratings and 30-day readmission rates that are meaningfully better than the national average. As of January 2025, the last publicly reported Star ratings, our QoPC Star Rating and Home Health Care Assessment of Healthcare Providers and Systems (“HHCAHPS”) Patient Survey Star Rating averaged 3.1 and 4.1, respectively, higher than the national averages of 3.0 and 3.9, respectively. For additional discussion of CMS’s Star ratings, see Item 1A, “Risk Factors—Risks Related to Our Business—Other Operational and Financial Risks.”
We focus on hospital readmission and acute care hospitalization rates as our primary indicators of clinical quality. We believe this focus results in superior clinical outcomes for patients, providers, and payers. On a non-risk adjusted basis, our 30-day hospital readmission rate was 14.4% in 2024, 20.0% lower than the national average of 18.0% in 2023; our 60‑day acute care hospitalization rate was 13.9%, 1.4% lower than the national average of 14.1%.
People and Award-Winning Culture
In 2024, we continued our efforts to ensure our clinical and support staff received the necessary education and training to deliver the highest quality care in the most cost-effective manner. We maintained our certification as a “Great Place to Work” and were recognized as a USA TODAY Top Workplace USA company. These accolades, based on employee feedback, are particularly valuable to our leaders. We believe our award-winning culture is crucial for attracting and retaining talent as the demand for our services grows.
Our Strategy
Our growth strategy includes organic growth through existing operations, opening new locations, increasing our Payer Innovation contracts and shifting business to Medicare Advantage contracts that pay us improved rates, leveraging our expertise in care transitions, and, consistent with the terms of our credit facilities, pursuing strategic acquisitions.
Drive Organic Growth at Existing Operations
We seek internal growth in our existing markets by consistently increasing the number of referrals and referral sources we serve. To achieve this growth, we (1) educate healthcare providers about the scope and benefits of our services, (2) position our agencies to add value in their communities by avoiding unnecessary hospitalizations, (3) focus on high‑quality care and related outcomes for our patients, (4) identify related products and services needed by our patients and their communities, and (5) provide a superior work environment for our employees as part of our focus to recruit and retain our clinical staff. As we continue to grow organically, our scale and density will increase, further reinforcing our ability to deliver cost‑effective care.
Execute on De Novo Strategy in New Markets
Since 2015, we have opened 44 de novo locations, 21 of which are home health locations and 23 of which are hospice locations. Because our existing footprint includes states that do not have certificate of need (“CON”) laws, there are significant opportunities for us to open de novo locations. See Item 2, “Properties,” for a listing of certificate of need states in which we have operations. We believe there is a significant opportunity for our Hospice segment to benefit meaningfully from de novo locations as we open new hospice sites in markets where we already have a home health presence. We believe our ability to leverage our existing home health infrastructure, referral sources, and brand enables us to launch new hospice locations efficiently.
Create Revenue Opportunities in Medicare Advantage Through Improved Contracts
In 2024, slightly more than half of Medicare beneficiaries, approximately 33 million people, chose a Medicare Advantage plan over traditional Medicare, approximately a 5% increase from 2023. The percentage of Medicare beneficiaries choosing Medicare Advantage is expected to grow to 64% by 2034 as reported by KFF, based on Congressional Budget Office estimates. While Medicare Advantage accounted for only 23% of our revenue in 2024, we believe our Payer Innovation team’s successes in negotiating Medicare Advantage contracts with improved rates position us well to expand our business in this fast-growing segment of the market. We believe we can attract Medicare Advantage payers and benefit administrators with our track record of providing high-quality outcomes and lower hospital readmission rates, along with our successful participation in risk-based payment models. By executing our strategy to shift Medicare Advantage business to our Payer Innovation contracts, we believe our focus on this segment of the market can drive growth. Although Medicare Advantage billings and collections are more labor intensive than with traditional Medicare, and Medicare Advantage generally involves a discount for services relative to traditional Medicare, we believe growth with these payers is important given that more Medicare eligible people are choosing Medicare Advantage plans.
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
Strategic Acquisitions
Historically, our growth strategy partially relied on acquisitions, and although our existing credit facility currently restricts acquisitions, they remain part of our long-term growth strategy. We have focused on acquisition opportunities where we believe we can accelerate top-line growth while also expanding profit margins. We have a proven history spanning over 20 years of consummating and fully integrating acquisitions culturally, technologically, and operationally. See Note 2, Business Combinations, to the accompanying consolidated financial statements for additional information about our acquisition related activities in 2024, 2023, and 2022.
Our Services
Home Health
Our home health services are prescribed by a physician, typically following an episode of acute illness or surgical intervention, an exacerbation or worsening of a chronic disorder, or a patient’s discharge from a hospital, skilled nursing facility, rehabilitation hospital or other institutional setting. In 2024, approximately 38% of our home health patient admissions were from physician offices or other community referral sources, and approximately 62% were from facility‑based sources, including acute care hospitals, long-term care facilities, skilled nursing facilities, or rehabilitation hospitals.
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

Our home health business had an average daily census of 40,987 Home Health patients for the year ended December 31, 2024. As of December 31, 2024, we operated 255 home health agencies in 34 states. See Item 1, “Business—Sources of Revenue—Home Health,” in this Annual Report.
Hospice
Individuals with a terminal illness may be eligible for hospice care if they have a life expectancy of six months or less and have chosen to forego curative treatment. Our Medicare-certified hospice operations provide a full range of hospice services, including pain and symptom management, palliative and dietary counseling, social worker visits, spiritual counseling, and family member bereavement counseling for up to 13 months after a patient’s death, all of which are designed to meet the individual physical, emotional, spiritual, and psychosocial needs of terminally ill patients and their families.
For the year ended December 31, 2024, our hospice services had an average daily census of 3,565 hospice patients. As of December 31, 2024, we operated 115 hospice provider locations in 25 states. See Item 1, “Business—Sources of Revenue—Hospice,” in this Annual Report.
Operations
Each of our home health and hospice locations is staffed with clinicians who are experienced in providing a wide range of patient care services, as well as administrative professionals. Each of our home health and hospice locations is licensed and certified by the federal government as well as the appropriate state governments. Our operations consist of field- and branch-level operations, business development operations, and corporate support operations. We believe organizing our operations in this way allows our clinical and administrative professionals to focus on patient care, while our business development team focuses on referral development.
Our branches are managed locally by branch directors who oversee branch clinical and office teams. Branch directors report to an administrator who oversees one or more branches. Our field-level operations use branch operating metrics provided by our technology platforms to monitor performance and quality, including volumes, clinician productivity and efficiency, and cost per patient day.
Our corporate support operations provide centralized services in support of our operations, including information technology, human resources, recruiting, finance, and regulatory and legal support services, among others. Our corporate support operations include a central clinical auditing group that performs audits on medical records, care plans, and core patient documentation to ensure proper, complete care plans are optimized toward achieving the highest quality outcomes. This corporate support operations team also develops, monitors, and deploys operating policies, allowing for consistency of operations measurement and ease of deploying productivity metrics.
Business Development
We assign teams to all aspects of the referral and patient onboarding process. We believe this high touch approach enables our business development teams to develop deep rooted relationships and build density in the markets they serve, ultimately increasing patient referrals to our home health and hospice locations.
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
Sources of Revenue
We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a considerably lesser degree, state governments (under their respective Medicaid or similar programs), as well as directly from patients. Revenues and receivables from Medicare are significant to our operations. The federal and state governments establish payment rates as described in more detail below. We negotiate payment rates with non-governmental group purchasers of healthcare services that are included in “Managed care” in the table below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs, but patients are responsible to the extent of any exclusions, deductibles, co-payments, or coinsurance features of their coverage. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in managed care plans. For the year ended December 31, 2024, revenues from Medicare and Medicare Advantage represented 89.8% of total Net service revenue.
The following table identifies the sources and relative mix of our revenues for the periods stated for our consolidated business:

	Year Ended December 31,
	2024	2023	2022
Medicare(1)	66.8%	71.5%	78.4%
Medicare Advantage	23.0%	19.0%	14.2%
Managed Care	9.1%	8.2%	6.1%
Medicaid	0.9%	1.2%	1.2%
Other	0.2%	0.1%	0.1%
Total	100.0%	100.0%	100.0%

(1)    The decline in Medicare revenue as a percentage of our total Net service revenue and corresponding increase in Medicare Advantage revenue is primarily the result of the impact on Home Health Net service revenue from the continued national enrollment increases in Medicare Advantage plans by Medicare beneficiaries.
Medicare Reimbursement
Medicare is a federal program that provides hospital and medical insurance benefits to persons aged 65 and over, qualified disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare providers, facilities, and services. Each year, the MedPAC, an independent agency that advises Congress on issues affecting Medicare, makes policy recommendations to Congress for a variety of Medicare payment systems, including, among others, the Home Health Prospective Payment System (“HH-PPS”) and the Hospice Payment System (“Hospice-PS”).
CMS makes annual adjustments to Medicare payment rates in prospective payment systems, including the HH‑PPS and Hospice‑PS, by what is commonly known as a “market basket update.” According to CMS, market basket updates reflect the projected inflation of goods and services used by providers to deliver care. Market basket updates are produced for various payment systems to accurately measure the price changes facing each provider. The impact of recent annual home health and hospice adjustments to our business are discussed below, see “—Home Health” and “—Hospice.”
From time to time, Medicare regulations, including reimbursement methodologies and rates, can be further modified by CMS. In some instances, CMS’s modifications can have a substantial impact on healthcare providers. For example, home health agencies and hospice provider locations are required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a 2% and 4% reduction, respectively, in their market basket annual payment update. Additionally, commencing in 2025, under the nationwide Home Health Value-Based Purchasing (“HHVBP”) Model, home health agencies receive increases or decreases to their Medicare payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year will impact Medicare payments two years later.
Congress also periodically changes Medicare statutes. For example:
•In 2010, President Obama signed the Patient Protection and Affordable Care Act (“2010 Healthcare Reform Laws”). The 2010 Healthcare Reform Laws provided for specific reductions to healthcare providers’ annual market basket updates and other payment policy changes for Medicare reimbursement.
•In 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect in April 2013 and, as a result of subsequent legislation, will continue through fiscal year 2030 unless Congress and the President take further action.
•In 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”), which included several provisions affecting Medicare reimbursement, such as PDGM.

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
We undertake significant efforts through training, education, and documentation to comply with coding and medical necessity coverage rules to maximize the successful processing of our claims for payments. Any denial of a claim for payment, either as a result of an audit or ordinary course payment review by the Medicare Administrative Contractor (“MAC”), is subject to an appeals process that is currently taking numerous years to complete. For additional discussion of these audits and the risks associated with them, see Item 1A, “Risk Factors—Risks Related to Our Business—Reimbursement Risks.”
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
As of January 2020, Medicare began reimbursing home health providers under the PDGM. PDGM replaced a 60‑day episode of payment methodology with a 30-day payment period and relies more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the therapy service-use thresholds under the prior system, to determine payments. Under PDGM, the initial certification remains valid for 60 days. If a patient remains eligible for care after the initial period as certified by a physician, a new treatment period may begin. There are currently no limits to the number of home health treatment periods a Medicare patient may receive assuming there is eligibility for each successive period.
In 2020 PDGM also reduced the early payment opportunity available through requests for anticipated payment (“RAP”). Beginning in 2021, providers no longer have the opportunity to receive early payment through the RAP process. However, providers are required to submit certain RAP documentation components within five days of the start of each payment period and are subject to reimbursement penalties if not timely filed. Beginning in 2022, home health providers were required to submit a Notice of Admission (“NOA”) within five days of the start of the initial treatment period. CMS will reduce reimbursement for agencies that fail to submit an NOA timely.
Home health Medicare payments are adjusted based on each patient’s condition and clinical treatment (“case-mix adjustment”). In addition to the case-mix adjustment, payments for periods of care may be adjusted for other reasons, including patients whose care is unusually expensive (commonly known as outliers), low utilization patients (“LUPAs”), and geographic differences in wages. Outlier payments are capped at 10.0% of total reimbursement per provider number. Payments are also made for non-routine medical supplies that are used in treatment.
In October 2022, CMS released its notice of final rulemaking for calendar year 2023 for home health agencies under the HH-PPS (the “2023 HH Rule”). The 2023 HH Rule implemented a net 4.0% market basket increase (market basket update of 4.1% reduced by 0.1% for a productivity adjustment) and a 5.0% cap on wage index decreases, updated the case‑mix weights and fixed-dollar loss ratio for outlier payments, and updated the LUPA thresholds. The 2023 HH Rule also implemented a permanent negative behavioral adjustment of 7.85% to the calendar year 2023 base payment rate, which was phased in at 3.925% for 2023.
In November 2023, CMS released its notice of final rulemaking for calendar year 2024 for home health agencies under the HH‑PPS (the “2024 HH Rule”). The 2024 HH Rule implemented a net 3.0% market basket increase (market basket update of 3.3% reduced by 0.3% for a productivity adjustment) and updated the fixed‑dollar loss ratio for outlier payments. The 2024 HH Rule also implemented a permanent negative behavioral adjustment of 5.78% to the calendar year 2024 base payment rate, which was phased in at 2.89% for 2024.
In November 2024, CMS issued the 2025 Home Health Prospective Payment System Update final rule (the “2025 HH Rule”). The 2025 HH Rule reflects an estimated overall increase in Medicare home health reimbursement rates of 0.5% relative to 2024 levels. This payment update is the collective impact of a 2.7% market basket positive adjustment, offset by a 1.8% negative behavioral adjustment, and a 0.4% fixed dollar loss negative adjustment. Based on our analysis, which utilizes, among other things, our patient mix for 2024, our specific geographic coverage area, and other factors, we estimate the 2025 Home Health Rule will result in a net increase to our Medicare payment rates of approximately 1%, effective for services provided beginning January 1, 2025.
Hospice
For a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that, in their clinical judgment, the beneficiary has less than six months to live, assuming the beneficiary’s disease runs its normal course. Under Medicare rules, patients seeking hospice benefits must agree to forgo curative treatment for their terminal medical conditions. Medicare hospice reimbursements are subject to a number of conditions of participation, including the use of volunteers and onsite visits to evaluate aides. Volunteers provide day-to-day administrative and direct patient care services in an amount that, at a minimum, equals 5.0% of the total patient care hours of all paid Hospice employees and contract staff. A registered nurse conducts an onsite visit every two weeks to evaluate if aides are providing care consistent with the care plan. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”) created a new Medicare survey program for hospice provider locations that requires a survey at least once every three years. The 2021 Budget Act also created the Special Focus Program. Hospices that are found to be out of program compliance could be subjected to new civil monetary penalties that accrue for each day out of compliance, as well as other forms of corrective action. In February 2025, CMS announced it was pausing the Special Focus Program pending additional evaluation by CMS personnel.
For each day a patient elects hospice benefits, Medicare pays an adjusted daily rate based on patient location, and payments represent a prospective per diem amount tied to one of four different categories or levels of care: routine home care; continuous home care; inpatient respite care; and general inpatient care. Medicare hospice reimbursements to each provider are also subject to two annual caps, one limiting total hospice payments based on the average annual payment per beneficiary and another limiting payment based on the number of days of inpatient care billed by the hospice provider. There are currently no limits to the number of hospice benefit periods an eligible Medicare patient may receive, and a patient may revoke the benefit at any time.
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
In July 2022, CMS released its notice of final rulemaking for calendar year 2023 for hospice provider locations under the Hospice PS (the “2023 Hospice Rule”). In addition to other changes, the 2023 Hospice Rule implemented a net 3.8% market basket increase (market basket update of 4.1% reduced by 0.3% for a productivity adjustment). The 2023 Hospice Rule also implemented a permanent, budget neutral approach to smooth year to year changes in the hospice wage index.

In July 2023, CMS released its notice of final rulemaking for calendar year 2024 for hospice provider locations under the Hospice‑PS (the “2024 Hospice Rule”). The 2024 Hospice Rule implemented a net 3.1% market basket increase (market basket update of 3.3% reduced by 0.2% for a productivity adjustment.
In July 2024, CMS issued its final rule for hospice payments for fiscal year 2025 (the “2025 Hospice Rule”). Effective October 1, 2024, CMS implemented a 2.9% net increase to reimbursement rates as compared to 2024 reimbursement rates. This update represents a 3.4% update to the market basket, reduced by a 0.5% productivity adjustment. Based on our analysis, which utilizes, among other things, our patient mix for 2024, our specific geographic coverage area, and other factors, we estimate the 2025 Hospice Rule will result in a net increase to our Medicare payment rates of approximately 4% effective for services provided beginning October 1, 2024.
Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party benefit administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rates) unless a party elects to terminate the contract. In 2024, typical rate increases for our renewed home health and hospice contracts ranged from 3-5%. Our Payer Innovation team focuses on establishing and renegotiating contracts that provide equitable reimbursement for the services provided.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of some services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net service revenue. In certain states in which we operate, we are experiencing an increase in Medicaid patients, partially as a result of expanded coverage consistent with the intent of the 2010 Healthcare Reform Laws. However, for the year ended December 31, 2024 Medicaid payments represented only 0.9% of our consolidated Net service revenue.
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
Our Competition
Our primary competition varies from market to market. Providers of home health and hospice services include both for-profit and not-for-profit organizations. Payers have acquired or plan to acquire the three largest providers of home health services in the United States. Each of those providers also has or had a large hospice organization. If the latest announced transaction is completed, we will be the largest remaining publicly traded standalone home health and hospice organization in the country.
The primary competitive factors in any given market include the quality and cost of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payers and the acute care hospitals, physicians, and other referral sources in the market, and the regulatory barriers to entry in certificate of need states. Home health providers with scale, which include the other public companies, may have competitive advantages, including professional management, efficient operations, sophisticated information systems, brand recognition, and large referral bases.

Regulation
The healthcare industry is subject to significant federal, state, and local regulations that affect our business by controlling our reimbursement rates, requiring operational licenses or certification, regulating our relationships with physicians and other referral sources, regulating our properties, and controlling our growth. State and local healthcare regulations may cover additional matters such as nurse staffing ratios, healthcare worker safety, marijuana legalization, and medical aid in dying. These laws and regulations are extremely complex, and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Regulations and policies frequently change, and we monitor these changes through trade and governmental publications and associations.
We have developed a compliance program to help facilitate meeting regulatory and legal requirements applicable to our business. Our compliance program is overseen primarily by our board of directors’ Care, Compliance, & Cybersecurity Committee, whose function is to assist the board in fulfilling its fiduciary responsibilities relating to our regulatory compliance. Our Chief Compliance Officer provides quarterly reports to the Care, Compliance, & Cybersecurity Committee on compliance efforts and related matters. At the management level we have established an executive compliance committee, chaired by our Chief Compliance Officer, and an inter-departmental privacy and security committee that generally meets at least quarterly and oversees our programs and initiatives that seek to protect and secure our data and systems. For additional discussion of the regulatory risks associated with our business, see Item 1A, “Risk Factors—Risks Related to Our Business—Other Regulatory Risks.”
Licensure and Certification
Healthcare providers are subject to numerous federal, state, and local regulations relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, infection control, and maintenance of adequate records and patient privacy. Our home health agencies and hospice provider locations are each licensed under applicable law, certified by CMS for participation in the Medicare program, and generally certified by the applicable state Medicaid agencies to participate in those programs.
Certificates of Need
In some states the acquisition of existing agencies or the introduction of new home health and hospice services may be subject to review by and prior approval of state regulatory bodies under a certificate of need law or similar permit of approval. Currently, state health authorities in 10 states where we operate require a certificate of need in order to establish and operate a home health care center, and state health authorities in 4 states where we operate require a certificate of need to operate a hospice care center. As of December 31, 2024, approximately 30% of our home health and hospice locations are in states that have certificate of need laws.
Certificate of need laws require a reviewing authority or agency to determine the public need for additional or expanded healthcare agencies, locations, or services. Certificate of need laws in some states require us to abide by certain charity care commitments as a condition for approving a certificate of need. In any state where we are subject to a certificate of need law, we must obtain such certificate before acquiring, opening, reclassifying, or expanding a healthcare facility, starting a new healthcare program, or opening a new home health agency or hospice.
False Claims
The federal civil False Claims Act (“FCA”) imposes liability for the knowing presentation of a false claim to the U.S. government and provides for damages equal to three times the actual amount of any overpayments plus additional penalties per claim. Federal civil penalties will be adjusted to account for inflation each year. In addition, the FCA allows private persons (“relators”) to file complaints under seal (also known as whistleblower complaints) and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. The government and relators may also allege violations of the FCA for the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment (“reverse false claim”). The government deems identification of the overpayment to occur when a person has actual knowledge of the overpayment, acts in deliberate ignorance of the truth or falsity of information regarding overpayment, or acts in reckless disregard of such.
Because we furnish thousands of services a year for which we are reimbursed by Medicare and other federal payers and for which there is a relatively long statute of limitations, a coding or billing error, cost reporting error or disagreement over physician medical judgment could result in significant civil damages and penalties under the FCA and penalties under criminal fraud equivalents. Many states have also adopted similar laws relating to state government payments for healthcare services. The 2010 Healthcare Reform Laws and similar amendments to the FCA along with related federal initiatives and pilot programs, have effectively expanded the definition of a false claim, facilitated government investigations, increasingly incentivized relators with monetary rewards where prosecutions are ultimately successful, and extended the statute of limitations on claims by the government. The federal government appears to have become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent FCA violations and in challenging the medical judgment of independent physicians as the basis for FCA allegations.
Relationships between Physicians and Other Providers
State and federal laws regulate relationships between physicians and certain healthcare providers. Certain examples material to our business are discussed below.
Anti-Kickback Statute. Federal law prohibits individuals or entities from offering, paying, soliciting, or receiving remuneration to induce referrals of patients for services reimbursed under federal health care programs like the Medicare or Medicaid programs (the “Anti-Kickback Statute”). Violators of the Anti‑Kickback Statute may be subject to civil monetary penalties and damages for improper claims, imprisonment, and exclusion from federal health care programs like the Medicare and Medicaid programs. Federal civil penalties will be adjusted to account for inflation each year.
U.S. Department of Health and Human Services Office of Inspector General (the “HHS-OIG”) has published numerous “safe harbors” that protect some practices from enforcement action under the Anti-Kickback Statute. These safe harbors exempt specified activities, including, without limitation, bona-fide employment relationships, contracts for the rental of space or equipment, and personal service arrangements and management contracts, among others, so long as all requirements of the particular safe harbor are met.
Anti‑Kickback Statute violations can be the basis for other claims and when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally.
Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services,” including separately billable physical and occupational therapy, and home health services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing Medicare for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary penalties, and exclusion from any federal, state, or other governmental healthcare program. The statute also provides significant penalties for circumvention schemes. Federal civil penalties will be adjusted to account for inflation each year.
There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, the Stark law is a strict liability statute, and the requirements of Stark law exceptions are closely scrutinized.
We have carefully structured our relationships to meet one or more exceptions to the Stark law, but the regulations implementing the exceptions are detailed and complex. Accordingly, we cannot assure that every relationship complies fully with the Stark law.
Health Insurance Portability and Accountability Act–Anti-Fraud Regulations
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding criminal provisions for certain healthcare fraud offenses. HIPAA also prohibits certain incentives intended to influence a Medicare or Medicaid beneficiary’s choice of provider. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, an incentive program under which individuals can receive a monetary reward for providing information on Medicare fraud and abuse that leads to the recovery of at least a portion of the Medicare funds. Violating HIPAA may result in civil and criminal penalties. U.S. Department of Health and Human Services Office for Civil Rights (“HHS-OCR”) implemented a HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2024, we have not been selected for audit.
Health Insurance Portability and Accountability Act–Administrative Simplification and Privacy
HIPAA and related U.S. Department of Health and Human Services (“HHS”) regulations require the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. HIPAA also regulates the use and disclosure of protected health information (“PHI”), whether communicated electronically, on paper, or orally. The regulations provide patients with significant rights related to understanding and controlling how their health information is used or disclosed and require healthcare providers to implement administrative, physical, and technical practices to protect the security of PHI.
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
Civil Monetary Penalties Law
Under the Civil Monetary Penalties Law, HHS may impose civil monetary penalties on healthcare providers for knowingly presenting, or causing to be presented, false or fraudulent claims for reimbursement; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim for payment under a federal healthcare program; transferring remuneration or offering to transfer remuneration that the provider knows or should know will induce a beneficiary to use a particular provider or service; and knowing of an overpayment and failing to report and return such overpayment as required. Available remedies or penalties under the Civil Monetary Penalties Law may include exclusion from federal healthcare programs such as Medicare and Medicaid in addition to monetary damages. The penalties are adjusted annually by HHS to account for inflation and are subject to further changes.
Governmental Review, Audits, Surveys, and Investigations
Medicare reimbursement claims submitted by healthcare providers, including home health agencies and hospice provider locations, are subject to audit from time to time by governmental payers and their agents, such as MACs that act as fiscal intermediaries for all Medicare billings, auditors contracted by CMS, and insurance carriers, as well as the HHS‑OIG, CMS, and state Medicaid programs.
CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (“RACs”), may receive claims data directly from MACs, for example, on a monthly or quarterly basis, and are authorized to review previously paid claims. CMS has authorized RACs to conduct complex reviews of the medical records associated with home health and hospice reimbursement claims.
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
MACs also conduct Targeted Probe and Educate (“TPE”) audits, which are designed to help providers reduce claim denials and appeals with one-on-one education focused on the documentation and coding of the services they provide. Providers with high error rates in their billing practices or providers that bill for items with high error rates nationally can be required to participate in a TPE audit. While the outcome of most TPE audits is improved claims reporting, if providers fail to improve after three rounds of education sessions they will be referred to CMS for next steps which may include prepay review, extrapolation, or referral to a RAC.
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

(2) quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls and patient preference regarding treatment and discharge; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community and hospitalization rates of potentially preventable readmissions. Failure to report such data when required could subject a facility to a reduction in market basket prices then in effect.
The IMPACT Act further requires HHS and MedPAC to study alternative PAC payment models, including payment based upon individual patient characteristics with corresponding Congressional reports required based on such analysis.
The IMPACT Act also includes provisions impacting Medicare-certified hospices, including: (1) increasing survey frequency for Medicare-certified hospices to once every 36 months; (2) imposing a medical review process for facilities with a higher percentage of stays in excess of 180 days; and (3) updating the annual aggregate Medicare payment cap.
Review Choice Demonstration for Home Health Services
Effective June 2024, CMS extended the Review Choice Demonstration for Home Health Services for an additional five years. The demonstration will be continuing in the current demonstration states of Illinois, Ohio, Texas, North Carolina, Florida, and Oklahoma. RCD is intended to test, among other things, whether pre‑claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care.
We operate agencies in the six RCD states. This demonstration project requires us to incur additional administrative and staffing costs and may impact the timeliness of claims payments.
Human Capital Management
Overview of Our Employees
Our employees, who are dedicated to providing exceptional care to our patients, are the most valuable asset of our business. To recruit and retain our employees, we maintain a total rewards program that we view as a combination of the tangible components of pay and benefits with the intangible components of a culture that encourages learning, development, and a supportive work environment.
The increases in demand for clinicians continues to generate pressure in our labor markets. In 2024, our human capital management strategy focused on, among other things, increasing net full‑time nursing and therapy headcount to support Home Health growth, and employee engagement targeted at reducing turnover and increasing retention. We undertook numerous studies and employee surveys and implemented initiatives and programs targeted at recruitment and retention.
As of December 31, 2024, we employed over 10,700 individuals, none of whom was represented by a labor union.
Human Capital Objectives
We focus on the following strategic human capital objectives:
Compensation and Benefits
Maintaining competitive compensation and benefit programs that reward and recognize employee performance furthers our goal to attract, retain, and motivate employees who will help us deliver high-quality patient care. We strive to provide comprehensive benefit options that will allow our employees and their families to live healthier and more secure lives.
Employee Development and Engagement
We believe that promoting employee development and engagement can increase our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment. We support the long-term career aspirations of our employees through education and professional development.
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
We believe aligning our organizational values—People, Integrity, Compassion, Excellence, Teamwork, and Communication—with our business strategy creates a business differentiator that leads to improved patient care and outcomes, higher-employee engagement and satisfaction, lower turnover, effective communication, and better teamwork.
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
We also work with a predictive analytics platform to improve our data analysis of patient care. We use this platform to help identify patients at risk for unplanned hospitalizations. The platform recommends a patient-centered visit utilization plan to promote discharge without hospitalization and prompts continued touch points with discharged patients to identify and prevent post-discharge hospitalizations.
Available Information
Our Internet website address is www.ehab.com, which we use as a channel for routine distribution of important information, including news releases, investor presentations and financial information. We make available, free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on
Form 8-K, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission (“SEC”). Also, the charters of our Audit & Finance Committee, Compensation & Human Capital Committee, Care, Compliance, & Cybersecurity Committee, Nominating & Corporate Governance Committee, our Corporate Governance Guidelines, Standards of Business Conduct and Ethics, Insider Trading Policy, Incentive Compensation Recoupment Policy, Amended and Restated Bylaws, Amended and Restated Certificate of Incorporation and information regarding certain of our investor presentations, press releases and shareholder communications are available through our website. All of these materials are available free of charge and in print to any shareholder who provides a written request to the Corporate Secretary at 6688 North Central Expressway, Suite 1300, Dallas, Texas 75206. The contents of our website are not intended to be incorporated by reference into this Annual Report or any other report or document we file, and any reference to our website is intended to be an inactive textual reference only.
Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

ITEM 1A. RISK FACTORS
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
Risks Related to Our Business
Reimbursement Risks
Reductions or changes in reimbursement rates from government programs, or new government regulations, could adversely affect our Net service revenue and other operating results.
We derive a substantial portion of our Net service revenue from the Medicare program. In addition to many ordinary course reimbursement rate changes that CMS adopts each year as part of its annual rulemaking processes, Congress and certain state legislatures periodically propose significant changes in laws and regulations governing the healthcare system, which have resulted in, and may result in future, limitations on increases and, in some cases, significant reductions in the levels of payments to healthcare providers. For example:
•Beginning in 2020, PDGM replaced the prior 60-day episode payment methodology with a 30-day payment period and eliminated therapy usage as a factor in setting payments. CMS was required to make assumptions about potential behavior changes caused by the implementation of the 30-day unit of payment and the PDGM. As a result, CMS must annually determine the impact of differences between assumed and actual behavior changes on estimated aggregate expenditures, beginning with 2020 and ending with 2026, and make permanent and temporary increases or decreases to the 30-day payment amount to account for such differences. Applying this methodology, CMS implemented a 3.925%, 2.89% and 1.975% permanent adjustment reduction to the home health base rate for 2023, 2024 and 2025, respectively. CMS may make future permanent or temporary adjustments based on analysis of estimated aggregate expenditures through 2026, which could significantly impact our home health agencies.
•For Medicare providers like us, the 2010 Healthcare Reform Laws provide that CMS will make annual adjustments to Medicare reimbursement rates, commonly known as a “market basket update,” that in recent years has been largely offset by the permanent adjustment reduction to the home health base rate. For fiscal year 2025, for example, CMS implemented a 2.7% net increase for home health reimbursement rates and a 2.9% net increase to hospice reimbursement rates, each as compared to 2024 reimbursement rates. There is no assurance that future market basket updates will result in increases, or that such updates will be sufficient to offset increases in operating costs or the effects of permanent adjustments to the home health or hospice base rates.
•Other federal legislation can also have a significant direct impact on our Medicare reimbursement. For example, in 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments, known as sequestration. Concerns held by federal policymakers about the federal deficit, national debt levels, or healthcare spending specifically, including solvency of the Medicare trust fund, could result in enactment of further federal spending reductions or limitations, further entitlement reform legislation affecting the Medicare program, and further reductions to provider payments.
•Each year, MedPAC advises Congress on issues affecting Medicare, including, among others, the HH-PPS and the Hospice payment systems, which can affect the rates we are paid for our services. For example, CMS incorporated some of MedPAC’s recommendations into the PDGM system mandated by the 2018 Budget Act and set out in the final rule for the 2019 HH-PPS. MedPAC has also recommended that, for fiscal year 2026, Congress should reduce the home health base rate by 7% and eliminate the hospice base payment update.
There can be no assurance that the government will not enact future initiatives that result in pricing freezes, reimbursement reductions, or levels of reimbursement increases that are less than the increases we may experience in our costs of operations, which could result in substantial changes to, or material reduction in, our reimbursements. In any given year, the net effect of statutory and regulatory changes may result in a decrease in our reimbursement rate, and that decrease may occur at a time when our expenses are increasing. As a result, there could be a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, “Business—Sources of Revenue—Medicare Reimbursement,” in this Annual Report.
An increase in Medicare Advantage and Medicaid patients and resulting change in our payer mix could adversely affect our Net service revenue or our profitability.
Although the reimbursement rates we receive from traditional Medicare Fee for Service are generally higher than those received from other payers, an increasing percentage of Medicare eligible individuals are choosing to enroll in a Medicare

Advantage plan. We are therefore attempting to grow the number of Medicare Advantage networks in which we participate. Medicare Advantage presents a number of challenges with respect to reimbursement rates and collection of fees, however. Not only do Medicare Advantage and managed care payers generally pay less than Medicare Fee for Service, it generally is more time and labor intensive to bill claims with Medicare Advantage, meaning we may experience increased bad debt and longer collection cycles for services we provide under Medicare Advantage compared to the Medicare Fee for Service payment cycle.
As our payer mix shifts to a greater portion of Medicare Advantage and Medicaid patients, our ability to collect higher reimbursement rates will become increasingly difficult, and we may not be able to sufficiently increase the volume of patients to offset the impact, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Efforts to reduce payments to healthcare providers undertaken by third-party payers, conveners, and referral sources could adversely affect our revenues and profitability.
Many third‑party payers are exerting pressure on our industry to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Our relationships with managed care and non-governmental third‑party payers are generally governed by negotiated agreements. Our Net service revenue and our ability to grow our business with these payers could be adversely affected if we are unable to negotiate and maintain favorable agreements with them.
In addition, CMS has established several ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. While the ACO rules are extremely complex and remain subject to further refinement by CMS, ACOs generally receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are maintained. It is possible, however, that ACOs may seek to reduce costs by discouraging referrals to post-acute care altogether.
Health insurers and managed care companies, including Medicare Advantage plans, may also utilize certain third parties, known as conveners, to attempt to control costs. Conveners offer patient placement and care transition services to those payers with the intent of managing post‑acute utilization and associated costs. Conveners may influence referral source decisions on which post-acute setting to recommend, as well as how long to remain in a particular setting.
As a result of various alternative payment models, many referral sources—such as physicians, acute care hospitals, and other healthcare providers in the communities we serve—are increasingly focused on reducing post-acute costs by eliminating post-acute care referrals. Our ability to attract patients could be adversely affected if any of our home health agencies fails to provide or maintain a reputation for providing high-quality care on a cost‑effective basis as compared to other providers.
We face periodic and routine reviews, audits, and investigations under our contracts with federal and state government agencies and private payers, and these audits could have adverse findings that may negatively impact our business.
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
The HHS-OIG also conducts audits and has included various home health agency and hospice payment and quality issues in its current workplan. Additionally, private pay sources reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows. Moreover, an adverse review, audit or investigation could result in:
•required refunding or retroactive adjustment of amounts we have been paid by federal or state programs or private payers;
•state or federal agencies imposing fines, penalties, and other sanctions on us;

•loss of our ability to participate in the Medicare program, state programs or one or more private payer networks; or
•damage to our business and reputation in various markets.
For additional discussion of the reviews, audits, and investigations to which we are subject, see Item 1, “Business—Regulation—Governmental Review, Audits, Surveys, and Investigations,” in this Annual Report.
The administration of billings and collections is complex, and our estimates of accounts receivable require us to exercise judgment. Delays in reimbursement due to administrative issues or inadequate reserve estimates may cause financial reporting issues or liquidity problems.
The billing and collection of our accounts receivable is subject to numerous and complex administrative processes and requires a significant amount of time and effort, including, but not limited to, the assessment of patient eligibility, the process of pre-authorization, the recording and collection of provider documentation, the timely and complete submission of claims for reimbursement, the application of cash receipts to patient accounts, the timely response to payer denials, and the conduct of collection activities. Additional administrative processes are also required when patients elect to change their third-party payers, such as when patients switch from Medicare to Medicare Advantage. If we incorrectly estimate our Accounts receivable, net of allowances, or the timing of those collections, it may result in adjustments to our financial statements. Future delays in reimbursement, or the future inability to collect aged accounts, or inadequate reserve estimates could have a material impact on our business and consolidated financial condition, results of operations, or cash flows.
In addition, our accounts receivable with Medicare and Medicaid are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payers, and a portion of our accounts receivable are typically under medical review by payers. The amount collected may materially differ from the amount billed. Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could have a material adverse effect on our business, financial position, results of operations, and liquidity.
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
Payments made by Medicare to each hospice provider are subject to an inpatient cap amount and an overall payment cap amount, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. If payments made to our hospice providers exceed either of these caps, we may be required to reimburse Medicare for payments received in excess of the caps. See Item 1, “Business—Sources of Revenues—Hospice,” in this Annual Report. For example, we accrued approximately $1.4 million, zero and $0.2 million for hospice cap exposure in the fiscal years ended December 31, 2024, 2023, and 2022, respectively. There can be no assurance that future hospice cap exposure will not have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.
Other Regulatory Risks
The ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives, may significantly affect our business and results of operations.
Government and private payers are increasingly looking to alternative payment models and value-based purchasing to contain costs. The healthcare industry faces uncertainty around attempts to improve outcomes and reduce costs, including coordinated care and integrated delivery payment models. In an integrated payment delivery model, hospitals, physicians, and other care providers are incentivized to coordinate healthcare on a more efficient, patient-centered basis. Providers are paid based on the overall value and quality, rather than the number, of services provided. While this is consistent with our goal of being a high-quality, cost-effective provider, broad-based implementation of a new delivery payment model could disrupt the healthcare industry, and may have a significant impact on our business and results of operations.
In recent years, HHS has been studying the feasibility of bundling, including conducting a voluntary, multi-year bundling pilot program to test and evaluate alternative payment methodologies. CMS’s voluntary BPCI Advanced initiative runs through December 31, 2025 and covers 29 types of inpatient and three types of outpatient clinical episodes, including stroke and hip fracture. Accordingly, reimbursement may be increased or decreased, compared to what would otherwise be due, based on whether the total Medicare expenditures and patient outcomes meet, exceed, or fall short of the targets.
Additionally, as the number and types of bundling, direct contracting, and ACO models increase, the number of patients who are treated in these models increases. Our unwillingness or inability to participate in integrated delivery payment and other alternative payment models and the referral patterns of other providers participating in those models may limit our access to patients who would benefit from treatment by home health services.
Government and private payers’ implementation of alternative payment models and value-based purchasing requirements could have a material adverse effect on our business. We may not be able to effectively adapt to such changes, or our competitors may be able to adapt more quickly, which would harm our ability to increase our volume of patients and revenue and harm our Net service revenue, financial position, results of operations, and cash flows.
Other legislative and regulatory initiatives and changes affecting the industry could adversely affect our business and results of operations.
Other legislative and regulatory changes may affect healthcare providers like us from time to time by lowering reimbursements, increasing the cost of compliance, decreasing patient volumes, promoting frivolous or baseless litigation, and otherwise adversely affecting our business.
For example, the 2010 Healthcare Reform Laws provide for the expansion of the federal Anti-Kickback Law and the FCA increasing investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the FCA, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. While the initial suspension period may be up to 180 days, it can be extended almost indefinitely if the matter is under investigation by the HHS-OIG or the DOJ. Any such suspension would adversely affect our financial position, results of operations, and cash flows. Some states in which we operate have undertaken, or are considering, healthcare reform initiatives that address similar issues.
The results of the 2024 federal elections further increase legislative and regulatory uncertainty. For example, changes in agency structure and staffing of government subsidized healthcare programs, including Medicare, could affect these programs by changing the number of persons enrolled in or eligible for these programs, reducing or delaying funding, changing reimbursement rules or increasing our administrative and compliance costs. Further, legislation and administrative actions at the federal level may impact funding for, or the structure of, the Medicaid program at the state level. We cannot predict what legislative or regulatory reforms or changes, if any, will ultimately be enacted or the timing or effect any of those changes or reforms will have on our Net service revenue, financial position, results of operations, and cash flows.
For additional discussion of healthcare reform and other factors affecting reimbursement for our services, see Item 1, “Business—Sources of Revenue—Medicare Reimbursement,” in this Annual Report.
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
•policies, at either the national or local level, delineating what conditions must be met to qualify for reimbursement under federal programs;
•coding and billing for services;
•relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;

•quality of medical care;
•use and maintenance of medical supplies and equipment;
•implementation, maintenance, security, and privacy of patient information and medical records, including electronic health data and health system interoperability;
•minimum staffing;
•acquisition and dispensing of pharmaceuticals and controlled substances; and
•disposal of medical and hazardous waste.
Any changes in these laws or regulations or the manner in which they are enforced could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements, as well as the way in which we deliver home health and hospice services. Those changes could also affect reimbursements as well as future costs related to compliance, training, and staffing.
Examples of regulatory changes that can affect our business, beyond direct changes to Medicare reimbursement rates, can be found from time to time in CMS’s annual rulemaking. See Item 1A, “Risk Factors—Risks Related to Our Business—Reimbursement Risks,” in this Annual Report. In addition, the use of sub-regulatory guidance, statistical sampling, and extrapolation by CMS, Medicare contractors, HHS-OIG, and DOJ to deny claims, expand enforcement claims, and advocate for changes in reimbursement policy increases our risk of experiencing reduced revenue, financial penalties, or significant required changes to our operations.
Because our business is both highly regulated and dependent on payment from federal programs, failure to comply with applicable laws and regulations could materially and adversely affect us. As stated in Item 1, “Business—Regulation,” we are required to comply with various federal anti-fraud and abuse laws, including the False Claims Act, the federal Anti‑Kickback Statute, the Stark or Physician Self-Referral Law, and Civil Monetary Penalties Law, as well as state laws and regulations. Settlements of alleged violations of applicable regulations or imposed reductions in reimbursements, substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows. Even the assertion of a violation, depending on its nature, could have a material adverse effect upon our stock price or reputation and could cost us significant time and expense to defend.
If any of our home health agencies or hospice provider locations fails to comply with the Medicare enrollment requirements or conditions of participation, that agency could be subject to sanctions or terminated from the Medicare program.
Each of our home health agencies and hospice provider locations must comply with extensive enrollment requirements and conditions of participation for the Medicare program. Failure to comply with applicable certification requirements may make our agencies ineligible for Medicare or Medicaid reimbursement. A determination by a regulatory authority that an agency is not in compliance with applicable requirements could also lead to the assessment of fines or other penalties, loss of licensure, exclusion from participation in Medicare and Medicaid, and the imposition of requirements that the offending agency must take corrective action. In addition, Medicare or Medicaid may seek retroactive reimbursement from noncompliant providers or otherwise impose sanctions for noncompliance.
Non-governmental payers often have the right to terminate provider contracts if the provider loses its Medicare or Medicaid certification. Termination of one or more of our care centers from the Medicare program for failure to satisfy the program’s conditions of participation, or the imposition of alternative sanctions, could disrupt operations, require significant attention by management, or have a material adverse effect on our business and reputation and consolidated financial condition, results of operations, and cash flows.
Pressures relating to downturns in the economy, including increased inflation, could adversely affect our business and consolidated financial statements.
Adverse developments in the United States could lead to a reduction in federal expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by Congress to complete the federal budget process and fund government operations may result in a federal government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Sustained unfavorable economic conditions could also result in reduced payment rates and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. For example, general levels of inflation and specific inflationary pressures that we have experienced in areas such as labor, transportation and medical supplies may continue to persist due to events outside of our control, such as, potential pandemic events, supply chain disruptions, and the broader macro-economic environment. In 2023 and 2024, for example, inflation increased throughout the U.S. economy. The sustained or continued rise of inflation may adversely impact our business operations, financial condition and results of operations.
Other Operational and Financial Risks
The proper function, availability, and security of our information systems are critical to our business, and failure to maintain them or to protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are required to comply with HIPAA regulations regarding the privacy and security of protected health information, as well as state laws that focus on privacy, security, and notification requirements with regard to personal information. The HIPAA regulations impose significant requirements on providers with regard to how such protected health information may be used and disclosed. Third-party vendors or “business associates,” in the event the vendor creates, receives, transmits or maintains protected health information on our behalf, are required to comply with substantially the same HIPAA requirements as the healthcare provider. This is accomplished using “Business Associate Agreements” with vendors. Further, the regulations include extensive and complex requirements to establish reasonable and appropriate administrative, technical, and physical safeguards to ensure the confidentiality, integrity, and availability of protected health information.
We are and will remain dependent on the proper function, availability, and security of our information systems, including systems provided by or hosted by business associates, external contractors, vendors and other businesses with whom we interact. For example, we depend upon our, and third parties’, information systems and software for patient care, coding, accounting, billing, collections, quality assurance, human resources, payroll and other information considered to be sensitive and/or confidential, including protected health information.
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
In recent years, several hospitals have reported being victims of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. There have been other recent significant incidents of software vendor compromises. Threat actors continue to attempt to exploit commonly used software and services to gain remote access to a large number of information systems.
The occurrence of any information system failure, breach or security incident, or those of business associates or other vendors and businesses with whom we interact, which results in confidential, protected health or personal information being accessed, obtained, damaged or used by unauthorized persons or unavailability of systems necessary to the operation of our business, could impact patient care, harm our reputation, and expose us to significant remedial costs as well as regulatory actions (fines and penalties) and claims from patients, financial institutions, regulatory and law enforcement agencies, and other persons, any of which could have a material adverse effect on our business, operations, financial position, results of operations, and cash flows.
Our quality of care expectations and reporting requirements could adversely affect our business, our referrals, and the Medicare reimbursement we receive.
Clinical quality is becoming increasingly important within our industry. For example, Medicare imposes a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. In addition, value-based purchasing under HHVBP may negatively impact Medicare reimbursement for home health providers. Beginning in 2025, home health agencies will receive increases or decreases to their Medicare fee-for-service payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Performance on these quality measures in a specified year (performance year) impacts payment adjustments in a later year (payment year). CMS may also create a similar plan for hospices in the future.
The focus on alternative payment models and value-based purchasing of healthcare services has led to more extensive quality of care reporting requirements. In many cases, our reimbursement is conditioned upon, or qualified by, our satisfaction of CMS quality of care reporting requirements. For example, home health agencies and hospice provider locations are required to submit quality of care data to CMS each year, and failure to comply with these requirements may result in a 2% penalty to our home health agencies reimbursement and 4% for hospices reimbursement.
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
The adoption of additional quality reporting measures will require additional time and expense to track and report and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. Currently, for example, CMS requires home health providers to track and submit patient assessment data to support the calculation of 20 quality of care reporting measures. We, like other healthcare providers, are likely to incur additional expenses to comply with changing quality reporting requirements.
There can be no assurance that all our agencies will meet quality performance expectations (including Star ratings) or quality reporting requirements in the future, which may result in one or more of our agencies seeing a reduction in its Medicare reimbursements or patient referral volume. If we fail to attain our goals regarding acute care hospital readmission rates and other quality metrics, we expect our ability to generate referrals and our Medicare reimbursements to be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations, and cash flows.
We face intense competition for patients from other healthcare providers.
We operate in the highly competitive and fragmented home health and hospice industries. Our primary competitors are two large insurance companies, a large public home health and hospice company, privately owned home health and hospice companies, and acute care hospitals with adjunct home health services. See Item 1, “Business—Our Industry and Opportunity,” in this Annual Report. Some of these competitors have greater financial and other resources, advantages of scale and more established presences in their respective communities.
Competing companies may offer newer or different services from those we offer or have better relationships with referring physicians and may thereby attract patients who are presently, or would be candidates for, receiving our services. Other companies, including hospitals and other healthcare organizations that are not currently providing competing services, may expand their services to include home health, hospice care, or similar services. In several states in which we operate, a majority of the Medicare Advantage patients are insured by two large managed care companies that either currently offer home health services or are actively pursuing the acquisition of a business that offers home health services. The managed care companies have substantial resources and existing relationships with customers, which may serve as a large patient base for their current or future home health services. Competition by these managed care companies in home health services may adversely affect our growth strategy of capturing greater Medicare Advantage volumes.
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
Our success depends in large part on referrals from physicians, hospitals, case managers and other patient referral sources in the communities we serve. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. However, there can be no assurance that our competitors will not attempt to steer patients to other post‑acute providers or otherwise limit our access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute care hospitals, and other post-acute providers may hinder patient referrals to us. The growing emphasis on integrated care delivery across the healthcare continuum increases that risk.
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
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our locations. Our ability to attract and retain qualified personnel depends on several factors, including our ability to provide competitive wages and benefits. In some markets, the lack of available medical personnel is a significant operating issue facing all healthcare providers, including us. A shortage may require us to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. A failure to recruit and retain qualified medical personnel could cause the quality of our services to decline or constrain our ability to grow.
If our staffing costs increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased staffing costs is limited. In particular, if staffing costs continue to rise at an annual rate greater than the annual net impact of reimbursement rates from Medicare, or we experience a significant shift in our payer mix to lower rate payers such as Medicare Advantage, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, increasing our turnover and associated costs.
The transition of management or unexpected departure of our key officers could harm our business.
We are dependent on the efforts of our senior management. The transition of management, the unforeseen loss or limited availability of the services of any of our executive leaders, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have an adverse effect on our business, results of operations, and financial condition and be negatively perceived in the capital markets.
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
Our indebtedness and the limitations on incurring additional debt could have important consequences and exacerbate the following risks:
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
In addition, the various restrictive covenants in our credit agreements could also adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. Further, we are required to maintain compliance with certain financial tests and ratios under the credit agreement. If we become concerned that we may not be in compliance with such financial tests and ratios, we may seek to negotiate a waiver or amendment of the applicable covenant, as we did in November 2023 when we entered into an amendment to the credit agreement. However, there can be no assurance we will be able to obtain such waiver or amendment on commercially acceptable terms or at all. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests and ratios in the credit agreement.
Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under any other agreements containing cross-default provisions. A default that occurs and is not cured within any applicable cure period, or is not waived, would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
For additional discussion of our indebtedness, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” in this Annual Report, and Note 8, Long-Term Debt, to the accompanying consolidated financial statements.
A pandemic, public health catastrophe or other unforeseen event, including regional or global sociopolitical conflicts, war, terrorism, or other man-made or natural disasters, could materially impact our operations.
Our operations are vulnerable to disruption from the occurrence of pandemics and other public health catastrophes. For example, future federal, state, or local laws, regulations, orders or other governmental or regulatory actions addressing a pandemic or a future public health catastrophe, including without limitation vaccine mandates, shelter‑in-place orders, and other government-mandated business closures, could limit our ability to operate efficiently and adversely affect our financial condition, results of operations, and cash flows. A pandemic or a future public health catastrophe could also, among other things, exacerbate staffing shortages, increase our costs, decrease institutional referrals, reduce elective health care procedures, restrict in-home visits and visits in assisted living facilities, or reduce patient volumes. Because the majority of our patients have complex medical challenges, they may be more vulnerable than the general public during a pandemic or other public health catastrophe, and our employees are at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. In addition, supply chain disruptions caused by a pandemic or a future public health catastrophe, or by the economic impact of foreign or domestic tariffs, could increase our expenses for necessary equipment, pharmaceuticals, and medical supplies, including without limitation, personal protective equipment. All of these potential effects would have a negative impact on our business, financial condition, and operations results.
Other unforeseen events, including acts of violence, war, terrorism, and other international, regional, or local instability or conflicts (including labor issues), embargoes, or natural disasters such as earthquakes, hurricanes, tornadoes, and floods-whether occurring in the United States or abroad-could restrict or disrupt our operations. Among other undesirable effects, such events could cause volatility in global financial markets, the global supply chain, and the global credit and equity markets, and could cause our costs to increase. There can be no assurance that such events would not cause our business, financial condition, and operations results to suffer.
Several of our locations were impacted by natural disasters in 2024, including Hurricanes Helene and Milton. If the intensity of individual hurricanes or the number of hurricanes that occur each year increases, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas, whether these affect our locations and staff, or whether they impact our patients, referral sources, vendors, and others. Further, long-term adverse weather conditions and natural disasters may cause an outmigration of people from the communities we serve. If any of the circumstances described above occur, there could be a harmful effect on our business and our results of operations could be adversely affected.
If we fail to implement and maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business, results of operations, financial condition, and stock price.
As a public company, we are required to document and test our internal control over financial reporting in order to satisfy the rules and regulations of the SEC, which require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified, and subsequently remediated, material weaknesses in our control environment in previous years. There can be no assurance that other internal control issues will not be identified in the future.
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
The carrying value of our Goodwill or other Intangible assets, net, is subject to impairment testing and may result in the incurrence of impairment charges and adversely impact our results of operations and financial condition.
As of December 31, 2024, we had Goodwill of $900.0 million and Intangible assets, net, of $58.1 million. The net carrying value of Goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date or subsequent impairment date, if applicable. The carrying value of Intangible assets, net, represents the fair value of certificates of need, licenses, noncompete agreements, internal-use software, and other acquired intangibles as of the acquisition date or subsequent impairment date, if applicable, net of accumulated amortization, if applicable. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, and therefore must be evaluated by management at least annually for impairment or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. For example, as a result of the quantitative impairment analysis performed, we recorded impairment charges totaling $161.7 million for the Home Health reporting unit and $85.8 million for the Hospice reporting unit for the years ended December 31, 2024 and 2023, respectively. Impairments to Goodwill and other Intangible assets, net, may also be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples or changes in discount rates based on changes in cost of capital and interest rates. We have identified material weaknesses related to Goodwill in the past, and there can be no assurance that similar internal control issues will not be identified in the future.
Any additional impairment to goodwill or other intangible assets in future periods could adversely impact our results of operations and financial condition. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates,” in this Annual Report.
We may make investments or complete transactions that could expose us to unforeseen risks and liabilities. Further, we may not be able to successfully integrate acquisitions or realize the anticipated benefits of any acquisitions or investments, including opening de novo locations.
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
Any acquisitions, joint ventures and investments, including de novo locations, that we complete involve numerous risks including:
•legal and regulatory limitations on our ability to complete acquisitions, particularly those involving not‑for‑profit providers, on terms, timelines, and valuations reasonable to us;
•obtaining financing for acquisitions at a cost reasonable to us;
•legal and regulatory limitations on our ability to obtain approval to operate de novo locations on anticipated timeframes;
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
We may face substantial difficulties, costs, and delays involved in the integration of acquired businesses or de novo locations. In some cases, the acquired business has itself grown through acquisitions, and there may be legacy systems, operating policies and procedures, and financial and administrative practices yet to be fully integrated. To the extent we are attempting to integrate multiple businesses at the same time, we may not be able to do so as efficiently or effectively as we initially anticipate. Additionally, approval of de novo locations is controlled by local regulatory agencies and may take longer than anticipated. The failure to successfully integrate on a timely basis any acquired business or de novo locations could have an adverse effect on our business, financial position, results of operations, and cash flows.
In addition, acquired businesses and de novo locations may not contribute to our revenues or earnings to the extent anticipated, and any expected synergies may not be realized. If the acquired businesses and de novo locations underperform, we may be required to take an impairment charge. Failure to achieve the anticipated benefits could also divert management’s time and energy and could have an adverse effect on our business, financial position, results of operations, and cash flows.
We use, and may continue to expand our use of, machine learning and artificial intelligence (“AI”) technologies to deliver our services and operate our business.
The use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, reputational harm and security risks. It is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability. The cost of complying with laws and regulations governing AI could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in efforts to further incorporate AI into our processes.
At the same time, if we fail to successfully integrate AI into our platform and business processes, or if we fail to keep pace with rapidly evolving AI technological developments, including attracting and retaining talented AI developers and programmers, we may face a competitive disadvantage.
Risks Related to Industry Consolidation
Consolidation in the healthcare industry and the actions of activist stockholders could materially affect our business, financial position, results of operations, and cash flows and our ability to operate as an independent entity.
The healthcare industry faces strong competition and consistent pressure to grow revenues while containing escalating costs. In recent periods, these aspects of our industry have caused some consolidation. We could become an acquisition target, which could disrupt our business or impact our ability to operate as an independent entity. Even the announcement that we were an acquisition target could materially impact our business, financial position, results of operations, stock price, and cash flows.
Additionally, our business could be negatively affected by the actions of activist stockholders, including without limitation by causing increased volatility in our stock price. We value constructive input from investors and regularly engage in dialogue with our stockholders. Responding to actions by activist stockholders can be costly and time‑consuming and divert management’s attention from operations. Activist stockholder activity can create uncertainties as to our future direction and could lead to the perception of a change in the direction of our business or other instability. In such a case, our competitors or other activist stockholders could exploit these uncertainties and perceptions, which could have a material adverse impact on our business, financial position, results of operations, and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
We take a holistic, multi-layered approach to management and oversight of cybersecurity risks. Our board of directors has ultimate oversight responsibility but has delegated to the board’s Care, Compliance, & Cybersecurity Committee focused and pertinent oversight duties, which have been integrated into our overall enterprise risk management program, as described below. Our Chief Information Officer provides quarterly reports on our cybersecurity program to the Care, Compliance, & Cybersecurity Committee. These reports include details and metrics on, among other things, our routine vulnerability assessments, internal and external threat intelligence, company-wide phishing exercises and training, device encryption, device patching, routine resilience efforts including quarterly disaster recovery exercises, tabletop incident response and business continuity exercises. The chairperson of the Care, Compliance, & Cybersecurity Committee briefs the full board of directors on such quarterly reports.
The Chief Information Officer and our Chief Information Security Officer also serve on management’s Enterprise Risk Committee, along with our executive management team, the Chief Compliance Officer, and internal audit personnel. The Enterprise Risk Committee meets regularly during the year to assess various significant risks—including cybersecurity risks—and receives cybersecurity updates in connection with those assessments and the development and implementation of any risk mitigation plans. Our President and Chief Executive Officer presents the report of the Enterprise Risk Committee quarterly to the full board of directors.
We also maintain an inter-departmental privacy and security committee which oversees programs and initiatives to protect and secure patient information as well as our data and information systems. This committee reports to our executive management team and has responsibility for our IT-security incident response plan and various training and awareness programs that promote patient privacy and system security practices by employees.
We have structured our cybersecurity program around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and processes to assess, identify and manage cybersecurity risks. Key components of our strategy include annual and ongoing security awareness training for employees, advanced detection and monitoring systems, and robust incident response and containment. We actively monitor and investigate both internally discovered and externally reported issues that may compromise our information systems, permitting quick and decisive action when necessary. We also have engaged third-party service providers and have implemented cybersecurity risk management protocols for such parties. For example, all vendors are required to complete our Ongoing Monitoring Assessment Questionnaire, which helps monitor each vendor’s continuing compliance, and we subject our technology vendors to a separate vetting and approval process formally assessing each vendor from a cybersecurity perspective.
Our Chief Information Security Officer, who reports to our Chief Information Officer, brings to bear more than two decades of experience implementing NIST cybersecurity frameworks, including most recently five years as chief information security officer for a Fortune 200 company. He also holds multiple certifications including the globally recognized Certificate Information Systems Security Professional designation since 2006. The Chief Information Security Officer leads a dedicated team of internal IT employees, along with multiple long-term third-party security vendors. Our board of directors, and the Care, Compliance, & Cybersecurity Committee of the board, supports our Chief Information Officer and Chief Information Security Officer by leveraging members’ experience with information technology and management, including information technology strategy and risks associated with cybersecurity matters, as part of its oversight function.
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
ITEM 2. PROPERTIES
We maintain our principal executive office at 6688 N. Central Expressway, Ste. 1300, Dallas, Texas 75206, the lease for which was renewed in March 2023 for an eleven-year term. See Note 6, Leases, to the accompanying consolidated financial statements for additional information about the renewal of the lease.
In addition to our principal executive office, as of December 31, 2024, we leased through various consolidated entities 290 locations. Our home health and hospice locations are in the localities served by that business and are subject to relatively small space leases, primarily of 5,000 square feet or less. Those space leases are typically five years or less in term. Our principal executive office and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs.

The following table sets forth information regarding our home health and hospice locations as of December 31, 2024:

State	Home Health Locations	Hospice Locations	Total
Alabama+*	29	27	56
Alaska	1	1	2
Arizona	5	1	6
Arkansas+*	3	2	5
Colorado	6	3	9
Connecticut	1	1	2
Florida*	23	—	23
Georgia+	19	4	23
Idaho	7	6	13
Illinois	3	1	4
Indiana	2	—	2
Kansas	4	2	6
Kentucky+*	3	—	3
Louisiana	1	2	3
Maryland+*	3	—	3
Massachusetts	5	—	5
Mississippi+	9	11	20
Missouri	1	1	2
Montana	5	5	10
Nevada	3	1	4
New Mexico	5	4	9
North Carolina+*	6	—	6
Ohio	2	—	2
Oklahoma	19	2	21
Oregon	2	—	2
Pennsylvania	3	1	4
Rhode Island+*	1	—	1
South Carolina	3	1	4
Tennessee+*	7	1	8
Texas	51	26	77
Utah	6	6	12
Virginia	11	2	13
Washington+*	1	1	2
Wyoming	5	3	8
	255	115	370

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed for trading on the New York Stock Exchange under the symbol “EHAB.”
Holders of Common Stock
As of the close of business on March 3, 2025, approximately 5,500 holders of record held our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
During the three months ended December 31, 2024, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased under our Share Repurchase Plans
October 1 through October 31	—	$—	—	—
November 1 through November 30	—	—	—	—
December 1 through December 31	31,670	8.52	—	—
	31,670	$8.52	—	—

(1)Represents shares of common stock we repurchased in December 2024 to satisfy employee tax-withholding obligations in connections with the vesting of stock‑based compensation awards.
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of stockholders.
Comparison of Total Stockholder Return
The following graph compares the cumulative total stockholder returns of Enhabit’s common stock with the cumulative total stockholder returns of the S&P Health Care Services Select Industry (the “S&P 500 Index and the S&P Health Care Services Index”). Data for the S&P 500 Index and S&P Health Care Services Index assume reinvestment of dividends. The graph assumes that $100 was invested at market close on July 1, 2022, which was the first day that our common stock began trading. The graph uses the closing market price on July 1, 2022 of $22.74 per share as the initial value of a share of our common stock.

Comparison of Cumulative Total Stockholder Return
175
150
125
100
75
50
25
7/1/2022
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
Enhabit, Inc.
S&P Health Care Services Index
S&P 500 Index

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For a comparison of our results of operations for the years ended December 31, 2023 to 2022, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. As of December 31, 2024, our footprint comprised 255 home health and 115 hospice locations across 34 states.
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

Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Pricing
Generally, the pricing we receive for our services is based on reimbursement rates from payers. Because we derive a substantial portion of our Net service revenue from the Medicare program, our results of operations are heavily impacted by changes in Medicare reimbursement rates.
Medicare reimbursement rates are subject to change annually, with the potential for more sweeping changes from time to time as a result of Congressional or state legislation. See Item 1, “Business,” and Item 1A, “Risk Factors,” and “—Segment Results of Operations,” in this Annual Report, as well as Note 14, Segment Reporting, to the accompanying consolidated financial statements.
We are also impacted by changes in reimbursement rates by other payers, and in particular, Medicare Advantage plans. See Item 1, “Business—Sources of Revenue,” for a table identifying the sources and relative payer mix of our revenues.
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
We expect the United States’ aging population will continue to increase long-term demand for our services, which we believe will help us grow our Home Health and Hospice volumes. While we treat patients of all ages, most of our patients are 65 and older, and, due to the increasingly aging U.S. population, the number of Medicare enrollees is expected to continue to grow approximately 3% per year. More specifically, the average age of our home health patients and hospice patients is approximately 76 and 83, respectively. We believe the growing percentage of seniors experiencing chronic conditions will result in higher utilization of home health services in the future as patients require more care to support these conditions.
Due to the continued national enrollment increases in Medicare Advantage plans by Medicare beneficiaries, we expect the volume of third-party payers to shift and evolve. For example, in the year ended December 31, 2023, Medicare Advantage patients accounted for 19% of our revenue as compared to 23% for the year ended December 31, 2024.
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
Impact of Inflation
Inflation has impacted us primarily with respect to our labor costs. The healthcare industry is labor intensive, and wages, and other expenses, may increase during periods of inflation, or when labor shortages occur in the marketplace. There can be no guarantee we will not experience increases in the cost of labor, as the need for clinical healthcare professionals is growing. In addition, increases in labor costs in the healthcare industry are typically higher than inflation and, as such, would impact our costs under employee benefit plans. Managing these costs remains a significant challenge and priority for us.
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
We have little or no ability to pass on these increased costs associated with providing service to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates through the annual Medicare reimbursement rate updates for home health and hospice. Additionally, we have little or no ability to pass on these increased costs associated with providing service to Medicare Advantage and other third-party payer patients due to contractually negotiated rates.
Recruiting and Retaining High-Quality Personnel
Recruiting and retaining qualified personnel, including management, for our home health agencies and hospice provider locations remains a high priority for us. We attempt to maintain a comprehensive compensation and benefits package to compete in the current challenging staffing environment.
Our Separation from Encompass
As a result of our separation from Encompass, certain items may impact the comparability of our historical results and future performance. Specifically, we have incurred additional expenses as a result of being a separate public company. For more information on the Separation, see Item 1, “Business—Our History.”
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

Results of Operations
Our consolidated results of operations for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,			Percentage Change
(in millions, except percentages)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net service revenue	$1,034.8	$1,046.3	$1,071.1	(1.1)%	(2.3)%
Cost of service, excluding depreciation and amortization	530.8	535.6	525.6	(0.9)%	1.9%
Gross margin, excluding depreciation and amortization	504.0	510.7	545.5	(1.3)%	(6.4)%
General and administrative expenses	425.9	441.6	414.9	(3.6)%	6.4%
Depreciation and amortization	31.5	30.9	33.0	1.9%	(6.4)%
Impairment of goodwill	161.7	85.8	109.0	88.5%	(21.3)%
Operating loss	(115.1)	(47.6)	(11.4)	141.8%	317.5%
Interest expense and amortization of debt discounts and fees	42.9	43.0	15.0	(0.2)%	186.7%
Other income	—	(0.2)	(0.9)	(100.0)%	(77.8)%
Loss before income taxes and noncontrolling interests	(158.0)	(90.4)	(25.5)	74.8%	254.5%
(Benefit from) provision for income taxes	(4.0)	(11.4)	12.8	(64.9)%	(189.1)%
Net loss	(154.0)	(79.0)	(38.3)	94.9%	106.3%
Less: Net income attributable to noncontrolling interests	2.2	1.5	2.1	46.7%	(28.6)%
Net loss attributable to Enhabit, Inc.	$(156.2)	$(80.5)	$(40.4)	94.0%	99.3%
The following table sets forth our consolidated results as a percentage of Net service revenue:

	Year Ended December 31,
	2024	2023	2022
Cost of service, excluding depreciation and amortization	51.3%	51.2%	49.1%
General and administrative expenses	41.2%	42.2%	38.7%
Depreciation and amortization	3.0%	3.0%	3.1%
Interest expense	4.1%	4.1%	1.4%
Net Service Revenue. For the year ended December 31, 2024, Net service revenue decreased 1.1% compared to the prior year due to a decrease in Home Heath segment revenues of 3.0% with average daily census in Home Health lower by 2.1% and unit revenue per patient day lower by 1.3% primarily related to the continued unfavorable mix shift to more non‑Medicare patients in Home Health. The decrease was partially offset by increased revenue in Hospice of 7.0% associated with both improved unit revenue per patient day of 3.0% on improved Medicare reimbursement rates and growth in average daily census of 3.6% on strong admissions growth as we continue to see the benefits of the maturing case management model put in place in 2023. See “—Segment Results of Operations.”
Cost of Service, Excluding Depreciation and Amortization. For the year ended December 31, 2024, Cost of service, excluding depreciation and amortization, decreased 0.9% compared to the prior year on a revenue decline of 1.1%. In the Home Health segment, unit cost per patient day improved 0.3% due to improved clinical staff productivity and a reduction in contract labor, partially offset by approximately 3% annual merit increases that were effective in the fourth quarter of 2023 and 2024. In the Hospice segment, unit cost per patient day increased 2.2% primarily due to approximately 3% annual merit increases that were effective in the fourth quarter of 2023 and 2024 and new durable medical equipment provider costs, partially offset by improving clinical staff productivity. See “—Segment Results of Operations.”
Cost of service, excluding depreciation and amortization, represents the cost of operating our business, which primarily consists of payroll and related benefits, travel, supplies, including pharmacy for Hospice patients, and lease costs for our locations.

General and Administrative Expenses. For the year ended December 31, 2024, General and administrative expenses decreased compared to the prior year primarily due to cost savings initiatives, lower benefit related expenses, and incentive compensation, partially offset by annual merit increases in the fourth quarter of 2023 and 2024.
Depreciation and Amortization. For the year ended December 31, 2024, Depreciation and amortization increased compared to the prior year due to our investments in technology and fleet vehicles in 2024.

Impairment of Goodwill. For the year ended December 31, 2024, Impairment of goodwill resulted from impairment charges to reduce the carrying value of our Home Health reporting unit to its fair value. For the year ended December 31, 2023, Impairment of goodwill resulted from an impairment charge to reduce the carrying value of our Hospice reporting unit to its fair value. See Note 7, Goodwill and Other Intangible Assets, Net, to the accompanying consolidated financial statements for additional information.
Interest Expense and Amortization of Debt Discounts and Fees. For the year ended December 31, 2024, Interest expense and amortization of debt discounts and fees remained relatively flat compared to the prior year. See “—Liquidity and Capital Resources.”
(Benefit From) Provision For Income Taxes. Our effective tax rate in 2024 was 2.5% compared to an effective tax rate of 12.6% in 2023. The difference in the effective rate is primarily due to a valuation allowance recorded against a portion of our deferred tax assets in 2024. See Note 11, Income Taxes, to the accompanying consolidated financial statements, and “—Critical Accounting Estimates.”
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure of our financial performance. Management believes Adjusted EBITDA assists investors in comparing our operating performance across operating periods on a consistent basis by excluding items we do not believe are indicative of our operating performance.
We calculate Adjusted EBITDA as Net income (loss) adjusted to exclude (1) interest expense and amortization of debt discounts and fees, (2) provision for or benefit from income taxes, (3) depreciation and amortization, (4) gains or losses on disposal or impairment of assets or goodwill, (5) stock‑based compensation, (6) net income attributable to noncontrolling interests, and (7) unusual or nonrecurring items not typical of ongoing operations.
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

The following table reconciles Net loss to Adjusted EBITDA for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(154.0)	$(79.0)	$(38.3)
Interest expense and amortization of debt discounts and fees	42.9	43.0	15.0
(Benefit from) provision for income taxes	(4.0)	(11.4)	12.8
Depreciation and amortization	31.5	30.9	33.0
(Gain) loss on disposal or impairment of assets	(0.7)	(0.3)	0.1
Impairment of goodwill	161.7	85.8	109.0
Stock-based compensation	11.7	8.9	9.2
Stock-based compensation included in overhead allocation	—	—	1.1
Net income attributable to noncontrolling interests	(2.2)	(1.5)	(2.1)
Unusual or nonrecurring items not typical of ongoing operations	13.2	21.2	9.5
Adjusted EBITDA	$100.1	$97.6	$149.3
The following table reconciles Net cash provided by operating activities to Adjusted EBITDA for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$51.2	$48.4	$80.1
Interest expense excluding amortization of debt discounts and fees	41.4	40.9	15.0
Current portion of (benefit from) provision for income taxes	1.7	0.2	17.1
Change in assets and liabilities, excluding derivative instrument	(5.2)	(11.9)	29.2
Net income attributable to noncontrolling interests	(2.2)	(1.5)	(2.1)
Unusual or nonrecurring items that are not typical of ongoing operations	13.2	21.2	9.5
Stock-based compensation included in overhead allocation	—	—	1.1
Other	—	0.3	(0.6)
Adjusted EBITDA	$100.1	$97.6	$149.3
Unusual or nonrecurring items in the year ended December 31, 2024 include: (i) third-party legal and advisory fees related to shareholder activism; (ii) third-party legal and advisory fees related to the strategic review process that concluded in May 2024; (iii) certain third-party, nonrecurring litigation fees related to a lawsuit in which the Company is a plaintiff, styled Enhabit, Inc. et al v. Nautic Partners IX, L.P. et al. and pending in the Chancery Court of Delaware, and in which the Company has asserted claims for breach of fiduciary duty, aiding and abetting, and usurpation of corporate opportunity arising from actions involving its former officers; and (iv) costs related to severance. The year ended December 31, 2023 include costs associated with: (i) certain third-party legal fees associated with the suit Enhabit, Inc. et al v. Nautic Partners IX, L.P. et al.; (ii) third-party legal and advisory fees related to the strategic review process that concluded in May 2024; (iii) transition costs related to the Separation; (iv) costs related to restructuring and acquisitions; and (v) third-party legal and advisory fees related to shareholder activism.
For additional information, see “—Results of Operations” and “—Segment Results of Operations.”

Segment Results of Operations
Our segment and consolidated Net service revenue for the years ended December 31, 2024, 2023, and 2022 is provided in the table below.

	Year Ended December 31,
	2024		2023		2022
(in millions, except percentages)	$ Amount	% of Consolidated Revenue	$ Amount	% of Consolidated Revenue	$ Amount	% of Consolidated Revenue
Home Health segment net service revenue	$824.8	79.7%	$850.1	81.2%	$877.1	81.9%
Hospice segment net service revenue	210.0	20.3%	196.2	18.8%	194.0	18.1%
Consolidated net service revenue	$1,034.8	100.0%	$1,046.3	100.0%	$1,071.1	100.0%
For the year ended December 31, 2024, our Consolidated net service revenue decreased 1.1% compared to the prior year due to a decrease in Home Health segment revenues of 3.0% with average daily census in Home Health lower by 2.1% and unit revenue per patient day lower by 1.3% primarily related to the continued unfavorable mix shift to more non‑Medicare patients in the Home Health segment. The decrease was partially offset by increased revenue in Hospice of 7.0% associated with both improved unit revenue per patient day of 3.0% on improved Medicare reimbursement rates and growth in average daily census of 3.6% on strong admissions growth as we continue to see the benefits of the maturing case management model. See “—Results of Operations.”
For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”) to Loss before income taxes and noncontrolling interests, see Note 14, Segment Reporting, to the accompanying consolidated financial statements.
Home Health
During the years ended December 31, 2024, 2023, and 2022, our Home Health segment derived its Net service revenue from the following payer sources:

	Year Ended December 31,
	2024	2023	2022
Medicare	58.8%	65.6%	73.8%
Medicare Advantage	28.8%	23.4%	17.3%
Managed Care	11.1%	9.5%	7.3%
Medicaid	1.1%	1.4%	1.4%
Other	0.2%	0.1%	0.2%
Total	100.0%	100.0%	100.0%
The decline in Medicare revenue as a percentage of our Home Health Net service revenue and corresponding increase in Medicare Advantage revenue is primarily the result of continued national enrollment increases in Medicare Advantage plans by Medicare beneficiaries.

Additional information regarding our Home Health segment’s operating results for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,			Percentage Change
(in millions, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net service revenue:
Medicare	$484.6	$557.4	$647.7	(13.1)%	(13.9)%
Non-Medicare	331.2	283.0	218.3	17.0%	29.6%
Private duty(1)	9.0	9.7	11.1	(7.2)%	(12.6)%
Home Health net service revenue	824.8	850.1	877.1	(3.0)%	(3.1)%
Cost of service, excluding depreciation and amortization	428.2	439.0	435.5	(2.5)%	0.8%
Gross margin, excluding depreciation and amortization	396.6	411.1	441.6	(3.5)%	(6.9)%
General and administrative expenses	235.4	240.6	238.5	(2.2)%	0.9%
Other income	—	(0.2)	(0.9)	(100.0)%	(77.8)%
Equity earnings and noncontrolling interests	1.8	1.4	1.8	28.6%	(22.2)%
Home Health Segment Adjusted EBITDA(2)	$159.4	$169.3	$202.2	(5.8)%	(16.3)%

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

	Year Ended December 31,			Percentage Change

(actual amounts)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Medicare:
Admissions	96,502	106,805	124,659	(9.6)%	(14.3)%
Recertifications	66,692	78,113	88,774	(14.6)%	(12.0)%
Completed episodes	162,761	185,414	213,904	(12.2)%	(13.3)%
Average daily census	20,447	23,597	27,346	(13.3)%	(13.7)%
Visits	2,351,316	2,715,380	3,175,638	(13.4)%	(14.5)%
Visits per episode	14.4	14.6	14.8	(1.4)%	(1.4)%
Revenue per episode	$2,977	$3,006	$3,028	(1.0)%	(0.7)%
Non-Medicare:
Admissions	120,850	100,643	77,836	20.1%	29.3%
Recertifications	55,729	51,767	40,198	7.7%	28.8%
Average daily census	20,540	18,253	14,129	12.5%	29.2%
Visits	2,239,048	2,020,714	1,604,315	10.8%	26.0%
Total:
Admissions	217,352	207,448	202,495	4.8%	2.4%
Same-store total admissions growth				4.5%	1.2%
Recertifications	122,421	129,880	128,972	(5.7)%	0.7%
Same-store total recertifications growth				(5.9)%	0.1%
Average daily census	40,987	41,850	41,475	(2.1)%	0.9%
Visits	4,590,364	4,736,094	4,779,953	(3.1)%	(0.9)%
Visits per episode	14.2	14.6	14.9	(2.7)%	(2.0)%
Cost per visit	$93	$91	$89	2.2%	2.2%
Revenue per patient day	$55.0	$55.7	$58.8	(1.3)%	(5.3)%
Cost per patient day	$28.6	$28.7	$29.2	(0.3)%	(1.7)%
Expenses as a % of Net Service Revenue

	Year Ended December 31,
	2024	2023	2022
Cost of service, excluding depreciation and amortization	51.9%	51.6%	49.7%
General and administrative expenses	28.5%	28.3%	27.2%
Net Service Revenue. The decrease in Home Health Net service revenue for the year ended December 31, 2024 as compared to the prior year of 3.0% is due to average daily census in Home Health being lower by 2.1% and unit revenue per patient day being lower by 1.3% primarily related to the continued unfavorable mix shift to more non-Medicare patients in the Home Health segment.
Segment Adjusted EBITDA. The decrease in Home Health Segment Adjusted EBITDA of 5.8% for the year ended December 31, 2024 as compared to the prior year resulted primarily from the decrease in Net service revenue of 3.0% as discussed above with Cost of service, excluding depreciation and amortization, lower by 2.5% due to improved clinical staff productivity offset by higher salary costs. Home Health segment General and administrative expenses decreased 2.2% as compared to the prior year due to cost savings initiatives and lower benefit related expenses, partially offset by annual merit increases in the fourth quarter of 2023 and 2024.

Hospice
During the years ended December 31, 2024, 2023, and 2022, our Hospice segment derived its Net service revenue from the following payer sources:

	Year Ended December 31,
	2024	2023	2022
Medicare	98.3%	97.1%	98.8%
Managed care	1.7%	2.5%	0.7%
Medicaid	—%	0.4%	0.5%
Total	100.0%	100.0%	100.0%
Additional information regarding our Hospice segment’s operating results for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,			Percentage Change
(in millions, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Hospice net service revenue	$210.0	$196.2	$194.0	7.0%	1.1%
Cost of service, excluding depreciation and amortization	102.6	96.6	90.1	6.2%	7.2%
Gross margin, excluding depreciation and amortization	107.4	99.6	103.9	7.8%	(4.1)%
General and administrative expenses	65.5	63.4	65.2	3.3%	(2.8)%
Equity earnings and noncontrolling interests	0.4	0.1	0.3	300.0%	(66.7)%
Hospice Segment Adjusted EBITDA(1)	$41.5	$36.1	$38.4	15.0%	(6.0)%

	Year Ended December 31,			Percentage Change

(actual amounts)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Total:
Admissions	12,025	11,713	11,978	2.7%	(2.2)%
Same-store total admissions growth				0.5%	(6.3)%
Patient days	1,304,878	1,256,081	1,284,386	3.9%	(2.2)%
Discharged average length of stay	105	108	108	(2.8)%	—%
Average daily census	3,565	3,441	3,519	3.6%	(2.2)%
Revenue per patient day	$160.9	$156.2	$151.0	3.0%	3.4%
Cost per patient day	$78.6	$76.9	$70.2	2.2%	9.5%

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
Expenses as a % of Net Service Revenue

	Year Ended December 31,
	2024	2023	2022
Cost of service, excluding depreciation and amortization	48.9%	49.2%	46.4%
General and administrative expenses	31.2%	32.3%	33.6%

Net Service Revenue. The increase in Hospice Net service revenue for the year ended December 31, 2024 as compared to the prior year of 7.0% was due to improved unit revenue per patient day of 3.0% on improved Medicare reimbursement rates and growth in average daily census of 3.6% on strong admissions growth as we continue to see the benefits of the maturing case management model.
Segment Adjusted EBITDA. The increase in Hospice Segment Adjusted EBITDA of 15.0% for the year ended December 31, 2024 as compared to the prior year primarily resulted from the increase in Net service revenue of 7.0% discussed above with Cost of service, excluding depreciation and amortization, higher by 6.2% to support revenue growth, partially offset by improved clinical staff productivity. Hospice General and administrative expenses increased 3.3% due to increased selling related and back office support expenses to support revenue growth and annual merit increases that were effective in the fourth quarter of 2023 and 2024.
Liquidity and Capital Resources
Our principal uses of cash include the funding of working capital requirements, servicing our debt, and funding capital expenditures, including acquisitions. See “—Contractual Obligations” for more information about our material cash requirements from our contractual obligations at December 31, 2024.
As of December 31, 2024 and 2023, we had $28.4 million and $27.4 million, respectively, in Cash and cash equivalents. These amounts exclude $1.9 million and $2.4 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which our joint venture partner requested, and we agreed, the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and Restricted Cash, to the accompanying consolidated financial statements. As of December 31, 2024, we also had $51.4 million available to us under the Revolving Credit Facility, as discussed below. For additional information regarding our debt, see Note 8, Long-Term Debt, to the accompanying consolidated financial statements and “—Quantitative and Qualitative Disclosures about Market Risk.”
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$51.2	$48.4	$80.1
Net cash used in investing activities	(2.4)	(5.3)	(42.3)
Net cash used in financing activities	(48.3)	(40.5)	(18.6)
Increase in cash, cash equivalents, and restricted cash	$0.5	$2.6	$19.2
Operating Activities. The increase in Net cash provided by operating activities for the year ended December 31, 2024 as compared to the prior year resulted primarily from changes in working capital, which was partially offset by the increase in Net loss.
Investing Activities. The decrease in Net cash used in investing activities for the year ended December 31, 2024 as compared to the prior year resulted primarily from one acquisition in 2023. See Note 2, Business Combinations.
Financing Activities. The increase in Net cash used in financing activities for the year ended December 31, 2024 as compared to the prior year resulted primarily from an increase in net repayments of debt in 2024.

Contractual Obligations
Our consolidated contractual obligations as of December 31, 2024 are as follows (in millions):

	Total	Current	Long-Term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations(1)	$348.0	$20.0	$328.0
Revolving credit facility	160.0	—	160.0
Interest on long-term debt(2)	105.9	35.3	70.6
Finance lease obligations(1)	8.1	3.0	5.1
Operating lease obligations(3)	66.1	15.4	50.7
Purchase obligations(4)	22.8	18.3	4.5
Total	$710.9	$92.0	$618.9

(1)We lease automobiles under finance leases for our clinicians. Amounts include interest portion of future minimum finance lease payments. For more information, see Note 6, Leases, to the accompanying consolidated financial statements.
(2)Interest on long-term debt was calculated using the rate for the credit facilities as of December 31, 2024.
(3)In addition to our corporate headquarters office space, our Home Health and Hospice segments lease: (a) relatively small office spaces in the localities they serve; and (b) equipment in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 6, Leases, to the accompanying consolidated financial statements.
(4)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support. Purchase obligations are not recognized in our Consolidated Balance Sheets. For more information, see Note 13, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
Our capital expenditures include costs associated with computer hardware and licensing software we utilize to run our business, as well as leasehold improvements. During the years ended December 31, 2024 and 2023, we made capital expenditures for property and equipment of $3.8 million and $3.5 million, respectively. These expenditures in 2023 were exclusive of $2.8 million in net cash related to our acquisition activity. There was no acquisition activity in 2024. During 2025, we expect to spend approximately $5 million for maintenance capital expenditures. Actual amounts spent will be dependent upon the timing of projects for our business.
As of December 31, 2024, we do not have any material off-balance sheet arrangements.
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

Revenue Recognition
We recognize Net service revenue in the reporting period in which we perform the service based on our best estimate of the transaction price for the type of service provided to the patient. Our estimate of the transaction price includes estimates of price concessions for such items as contractual allowances (principally for patients covered by Medicare, Medicare Advantage, Medicaid, and other third-party payers), potential adjustments that may arise from payment and other reviews, and uncollectible amounts. See Note 1, Summary of Significant Accounting Policies—Net Service Revenue, to the accompanying consolidated financial statements for a complete discussion of our revenue recognition policies.
Our patient accounting systems calculate contractual allowances on a patient-by-patient basis based on the rates in effect for each primary third-party payer. Certain other factors that are considered and could influence the estimated transaction price are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payer classes, and additional adjustments are provided to account for these factors.
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
Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third‑party payers, which are often subject to interpretation and review, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. However, we continually review the amounts actually collected in subsequent periods in order to determine the amounts by which our estimates differed.
The collection of outstanding receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to the increasing complexities of documentation requirements by payers and claims reviews conducted by Medicare Administrative Contractors (“MACs”) or other contractors.
The table below shows a summary of our total Accounts receivable, net of allowances, as of December 31, 2024 and 2023. Information on the concentration of total patient accounts receivable by payer class can be found in Note 1, Summary of Significant Accounting Policies—Accounts Receivable, Net of Allowances, to the accompanying consolidated financial statements.

	As of December 31,
(in millions)	2024	2023
Current
0 – 30 Days	$92.5	$102.5
31 – 60 Days	16.6	24.2
61 – 90 Days	8.9	12.6
91 – 120 Days	6.1	8.1
120 + Days	25.1	17.3
Current accounts receivable, net of allowances	149.2	164.7
Noncurrent patient accounts receivable, net of allowances	0.5	0.5
Accounts receivable, net of allowances	$149.7	$165.2
Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payer mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include payment denials by payers as a result of increasing complexities of documentation requirements, pre- and post-payment claim reviews by our respective MACs, and reimbursement claims audits by governmental or other payers and their agents. As of December 31, 2024 and 2023, the amount of our patient accounts receivable representing denials that were under review or audit in excess of reserves established for such denials was $1.2 million and $1.8 million, respectively, in our Home Health segment and $1.5 million and $2.2 million, respectively, in our Hospice segment. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting

Policies—Net Service Revenue and —Accounts Receivable, Net of Allowances, to the accompanying consolidated financial statements.
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
Based on the sensitivity analysis performed at December 31, 2024 by reporting unit, it was determined that, assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 and 100 basis point increase in the discount rate assumption would result in decreases in the fair value of the Home Health and Hospice reporting units, respectively, of approximately $20 million and $15 million, respectively. We based our fair value estimates on assumptions management believed to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
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
The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income we will ultimately generate in the future, as well as other factors. A high degree of judgment can be required to determine the extent a valuation allowance should be provided against deferred tax assets. Due to the pretax losses we have generated in recent years, we recorded a valuation allowance of $14.1 million in 2024. This negative evidence is more objectively verifiable than other subjective evidence, such as our projections for future growth and improvements in profitability. On a quarterly basis, we assess all available positive and negative evidence, and we recognize only the portion of our deferred tax assets that are more likely than not to be realized. The amount of the valuation allowance may be adjusted in future periods in the event of changes to these factors.
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
Assessment of Loss Contingencies
We provide for losses in situations where we have concluded it is probable a loss has been or will be incurred and the amount of loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. If further developments or resolutions of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingent matter.
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
See Note 2, Business Combinations, to the accompanying consolidated financial statements for additional information.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of
December 31, 2024, our primary variable rate debt outstanding related to $160.0 million in advances under our Revolving Credit Facility and $350.1 million under our Term Loan A Facility. On October 20, 2022, we entered into an interest rate swap to hedge a portion of the cash flow risk related to our variable rate debt. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. Assuming outstanding balances were to remain the same and including the impact of our interest rate swap agreement, a 1% increase in interest rates would result in an incremental negative cash flow of $3.1 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $3.1 million over the next 12 months.
See Note 8, Long-Term Debt, to the accompanying consolidated financial statements for additional information regarding our long-term debt. See Note 12, Derivative Instruments, to the accompanying consolidated financial statements for additional information regarding our interest rate swap.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and related notes required to be filed pursuant to this Item 8 are appended to this Annual Report. An index to those financial statements is found in Item 15, “Exhibits and Financial Statements,” of Part IV of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2024, based on criteria in Internal Control – Integrated Framework (2013) issued by COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of stockholders and is incorporated herein by reference.
Insider Trading Arrangements and Policies
The Company has adopted an insider trading compliance policy that governs the purchase, sale, and/or other transactions of the Company’s securities by its directors, officers, and employees, and has implemented processes for the Company, that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable New York Stock Exchange listing standards.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:
1.Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022, Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022, Consolidated Balance Sheets as of December 31, 2024 and 2023, Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022 and Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022.
2.Financial Statement Schedules: All other schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.
3.Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Enhabit, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Enhabit, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim Goodwill Impairment Assessments - Home Health and Hospice Reporting Units
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s goodwill balance of $900.0 million as of December 31, 2024 was associated with the Company’s two reporting units, Home Health with goodwill of $682.2 million and Hospice with goodwill of $217.8 million. Absent any triggering events, the Company tests goodwill for impairment annually as of October 1st. During the third quarter of 2024, management identified potential impairment triggering events, including a decrease in share price and market capitalization, and performed a quantitative analysis of the two reporting units, which resulted in an impairment charge of $107.9 million related to the Home Health reporting unit. During the fourth quarter of 2024, management identified potential impairment triggering events, including the Home Health reporting unit’s performance compared to the 2024 forecast, and performed a quantitative analysis of the two reporting units, which resulted in an impairment charge of $53.8 million related to the Home Health reporting unit. Management estimated the fair value of the reporting units using both the income approach and market approach. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of each reporting unit. Significant assumptions are incorporated into the discounted cash flow analysis such as, estimates of revenue growth rates, timing of de novo location openings, forecasted operating margins, the weighted-average cost of capital, and terminal growth rates. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit and implied control premiums.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the Home Health and Hospice reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of each of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) revenue growth rates, forecasted operating margins, the weighted-average cost of capital, and terminal growth rates for both reporting units and the timing of de novo location openings for the Hospice reporting unit used in the discounted cash flow analyses for the income approach and (b) the market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit and implied control premiums used in the guideline public company analyses for the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessments of the Home Health and Hospice reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of each of the reporting units; (ii) evaluating the appropriateness of management’s valuation approaches; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analyses and guideline public company analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, timing of de novo location openings, forecasted operating margins, the weighted-average cost of capital, and terminal growth rates used in the discounted cash flow analyses for the income approach and the market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit and implied control premiums used in the guideline public company analyses for the market approach. Evaluating management’s assumptions related to revenue growth rates, timing of de novo location openings, and forecasted operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of each of the reporting units; (ii) the consistency with external data from market and industry sources; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s discounted cash flow analyses for the income approach and guideline public company analyses for the market approach and (ii) the reasonableness of the weighted-average cost of capital, terminal growth rate, the market multiples of earnings before interest, taxes and depreciation and amortization from other businesses that are similar to each reporting unit, and implied control premiums assumptions.
Valuation of Accounts Receivable, Net of Allowances
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s accounts receivable balance, net of allowances was $149.2 million as of December 31, 2024. Net service revenue, and related accounts receivable balances, are recorded on an accrual basis using an estimated transaction price for the type of service provided to the patient. Management’s estimate of the transaction price includes estimates of price concessions, including for uncollectible amounts. Management’s estimates for price concessions, including for uncollectible amounts, are based on the Company’s historical collection experience for each type of payor, the aging of the accounts receivable, the Company’s success rate in the claims adjudication process, and other relevant factors. Management continually considers and incorporates updates to laws and regulations and the frequent changes in contractual terms that result from contract renegotiations and renewals. In addition, management considers laws and regulations governing Medicare and Medicaid for modifications to provider reimbursement programs.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the valuation of accounts receivable. These procedures also included, among others, developing an independent estimate of the amounts expected to be collected and comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing an independent estimate involved (i) evaluating the historical accuracy of management’s December 31, 2023 estimate by comparing it to subsequent cash collections; (ii) evaluating the reasonableness of the December 31, 2024 accounts receivable estimate by considering subsequent cash collections; (iii) testing, on a sample basis, the completeness and accuracy of the historical billing and collection data used as an input in developing the independent estimate; and (iv) for accounts receivable without cash collected subsequent to year end, estimating collections based on the Company’s historical collection patterns.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 6, 2025
We have served as the Company’s auditor since 2021.

ENHABIT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Net service revenue	$1,034.8	$1,046.3	$1,071.1
Cost of service, excluding depreciation and amortization	530.8	535.6	525.6
General and administrative expenses	425.9	441.6	414.9
Depreciation and amortization	31.5	30.9	33.0
Impairment of goodwill	161.7	85.8	109.0
Operating loss	(115.1)	(47.6)	(11.4)
Interest expense and amortization of debt discounts and fees	42.9	43.0	15.0
Other income	—	(0.2)	(0.9)
Loss before income taxes and noncontrolling interests	(158.0)	(90.4)	(25.5)
(Benefit from) provision for income taxes	(4.0)	(11.4)	12.8
Net loss	(154.0)	(79.0)	(38.3)
Less: Net income attributable to noncontrolling interests	2.2	1.5	2.1
Net loss attributable to Enhabit, Inc.	$(156.2)	$(80.5)	$(40.4)

Weighted average common shares outstanding:
Basic	50.2	49.9	49.7
Diluted	50.2	49.9	49.7

Loss per common share:
Basic loss per share attributable to Enhabit, Inc. common stockholders	$(3.11)	$(1.61)	$(0.81)
Diluted loss per share attributable to Enhabit, Inc. common stockholders	$(3.11)	$(1.61)	$(0.81)
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2024	2023	2022
Net loss	$(154.0)	$(79.0)	$(38.3)
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $0.1, $0.1, and $(0.2), respectively	0.3	0.2	(0.7)
Total other comprehensive income (loss)	0.3	0.2	(0.7)
Comprehensive loss including noncontrolling interests	(153.7)	(78.8)	(39.0)
Less: Comprehensive income attributable to noncontrolling interests	2.2	1.5	2.1
Comprehensive loss attributable to Enhabit, Inc.	$(155.9)	$(80.3)	$(41.1)
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$28.4	$27.4
Restricted cash	1.9	2.4
Accounts receivable, net of allowances	149.2	164.7
Prepaid expenses and other current assets	13.2	15.6
Total current assets	192.7	210.1
Property and equipment, net	17.7	19.0
Operating lease right-of-use assets	52.8	57.5
Goodwill	900.0	1,061.7
Intangible assets, net	58.1	80.0
Other long-term assets	4.7	5.3
Total assets	$1,226.0	$1,433.6
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.8	$22.5
Current portion of operating lease liabilities	12.3	11.8
Accounts payable	6.7	7.6
Accrued payroll	37.1	38.5
Refunds due patients and other third-party payers	5.4	8.2
Accrued medical insurance	5.5	8.4
Other current liabilities	36.4	40.7
Total current liabilities	126.2	137.7
Long-term debt, net of current portion	492.6	530.1
Long-term operating lease liabilities, net of current portion	41.8	45.7
Deferred income tax liabilities	11.5	17.1
Other long-term liabilities	—	1.3
Total liabilities	672.1	731.9
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	5.0	5.0
Stockholders’ equity:
Preferred stock, $0.10 par value; 1,500,000 shares authorized; no shares issued	—	—
Enhabit, Inc. stockholders’ equity: Common stock, $0.01 par value; 200,000,000 shares authorized; 50,589,768 and 50,167,706 shares issued; and 50,369,917 and 50,053,375 shares outstanding as of December 31, 2024 and 2023, respectively	0.5	0.5
Capital in excess of par value	426.6	415.8
Accumulated other comprehensive loss	(0.2)	(0.5)
Retained earnings	98.3	254.5
Treasury stock, at cost, 219,851 and 114,331 shares as of December 31, 2024 and 2023, respectively	(1.7)	(0.6)
Total Enhabit, Inc. stockholders’ equity	523.5	669.7
Noncontrolling interests	25.4	27.0
Total stockholders’ equity	548.9	696.7
Total liabilities and stockholders’ equity	$1,226.0	$1,433.6
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
(in millions)	Shares	Amount
December 31, 2021	49.6	$0.5	$1,094.1	$—	$375.4	—	$—	$8.3	$1,478.3
Net (loss) income	—	—	—	—	(40.4)	—	—	1.9	(38.5)
Other comprehensive loss, net of tax	—	—	—	(0.7)	—	—	—	—	(0.7)
Capital contributions	—	—	62.3	—	—	—	—	—	62.3
Capital distributions	—	—	(759.1)	—	—	—	—	—	(759.1)
Distributions declared	—	—	—	—	—	—	—	(1.2)	(1.2)
Acquisitions	—	—	—	—	—	—	—	15.9	15.9
Issuance of restricted stock awards	0.5	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests of consolidated affiliates	—	—	2.9	—	—	—	—	3.5	6.4
Other	—	—	6.7	—	—	—	—	—	6.7
December 31, 2022	50.1	0.5	406.9	(0.7)	335.0	—	—	28.4	770.1
Net (loss) income	—	—	—	—	(80.5)	—	—	1.5	(79.0)
Other comprehensive income, net of tax	—	—	—	0.2	—	—	—	—	0.2
Distributions declared	—	—	—	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	—	8.9	—	—	—	—	—	8.9
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	(0.1)	—	—	—	—	0.1	(0.6)	—	(0.6)
Issuance of common stock pursuant to omnibus incentive plan	0.1	—	—	—	—	—	—	—	—
December 31, 2023	50.1	0.5	415.8	(0.5)	254.5	0.1	(0.6)	27.0	696.7
Net (loss) income	—	—	—	—	(156.2)	—	—	2.2	(154.0)
Other comprehensive income, net of tax	—	—	—	0.3	—	—	—	—	0.3
Distributions declared	—	—	—	—	—	—	—	(3.8)	(3.8)
Stock-based compensation expense	—	—	10.8	—	—	—	—	—	10.8
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	(0.1)	—	—	—	—	0.1	(1.1)	—	(1.1)
Issuance of common stock pursuant to omnibus incentive plan	0.4	—	—	—	—	—	—	—	—
December 31, 2024	50.4	$0.5	$426.6	$(0.2)	$98.3	0.2	$(1.7)	$25.4	$548.9
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net loss	$(154.0)	$(79.0)	$(38.3)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	31.5	30.9	33.0
Amortization of debt related costs	1.5	2.1	0.6
Impairment of goodwill	161.7	85.8	109.0
Stock-based compensation	11.7	8.9	9.2
Deferred income taxes	(5.7)	(11.6)	(4.3)
Other, net	(0.6)	(0.4)	0.1
Changes in assets and liabilities, net of acquisitions —
Accounts receivable, net of allowances	15.5	(14.6)	21.6
Prepaid expenses and other assets	3.1	19.1	(27.5)
Accounts payable	(1.0)	3.8	0.2
Accrued payroll	(2.3)	3.0	(31.0)
Other liabilities	(10.2)	0.4	7.5
Net cash provided by operating activities	51.2	48.4	80.1
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(2.8)	(36.3)
Purchases of property and equipment, including capitalized software costs	(3.8)	(3.5)	(7.1)
Other	1.4	1.0	1.1
Net cash used in investing activities	(2.4)	(5.3)	(42.3)
Cash flows from financing activities:
Principal borrowings on term loan	—	—	400.0
Principal payments on debt	(20.0)	(20.0)	(10.0)
Borrowings on revolving credit facility	—	—	190.0
Payments on revolving credit facility	(20.0)	(10.0)	—
Principal payments under finance lease obligations	(3.6)	(3.4)	(5.0)
Debt issuance costs	—	(3.2)	(4.7)
Distributions paid to noncontrolling interests of consolidated affiliates	(3.7)	(3.2)	—
Contributions from Encompass	—	—	59.8
Distributions to Encompass	—	—	(654.9)
Contributions from noncontrolling interests of consolidated affiliates	—	—	7.4
Other	(1.0)	(0.7)	(1.2)
Net cash used in financing activities	(48.3)	(40.5)	(18.6)
Increase in cash, cash equivalents, and restricted cash	0.5	2.6	19.2
Cash, cash equivalents, and restricted cash at beginning of year	29.8	27.2	8.0
Cash, cash equivalents, and restricted cash at end of year	$30.3	$29.8	$27.2
See also Note 16, Supplemental Cash Flow Information.
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies
Organization and Description of Business. Enhabit, Inc. (“Enhabit” or the “Company”), incorporated in Delaware in 2014, provides a comprehensive range of Medicare-certified skilled home health and hospice services in 34 states, with a concentration in the southern half of the United States. The Company manages its operations and discloses financial information using two reportable segments: (1) Home Health and (2) Hospice. See Note 14, Segment Reporting. References in this Annual Report on Form 10-K to “Enhabit” or “the Company” refer to Enhabit, Inc., and all wholly‑owned subsidiaries included in the consolidated financial statements. Prior to July 1, 2022, the Company operated as a reporting segment of Encompass Health Corporation (“Encompass”).
On December 9, 2020, Encompass announced a formal process to explore strategic alternatives for its home health and hospice business. On January 19, 2022, Encompass announced its home health and hospice business would be rebranded and operate under the name Enhabit Home Health & Hospice. In March 2022, the Company changed its name from Encompass Health Home Health Holdings, Inc. to Enhabit, Inc.
Separation from Encompass. On July 1, 2022, Encompass completed the previously announced separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”) as of the close of business on June 24, 2022 (the “Record Date”). The Distribution was effective at 12:01 a.m. Eastern Time on July 1, 2022. The Distribution was structured as a pro rata distribution of one share of Enhabit common stock for every two shares of Encompass common stock held of record as of the Record Date. No fractional shares were distributed. A cash payment was made in lieu of any fractional shares. As a result of the Distribution, Enhabit is now an independent public company, and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”).
The Separation was completed pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”) and other agreements with Encompass related to the Separation, including, but not limited to, a tax matters agreement (the “Tax Matters Agreement”), an employee matters agreement (the “Employee Matters Agreement”), and a transition services agreement (the “Transition Services Agreement” or “TSA”). Following the Separation, certain functions were provided by Encompass under the TSA. As of April 1, 2024, these functions are being performed using the Company’s own resources or third-party providers.
In early 2022, in anticipation of the Distribution, the Company transferred the “Encompass” trade name with a book value of $135.2 million and the related deferred tax liabilities with a book value of $31.0 million to Encompass, as they will continue to operate under the Encompass brand.
All share and earnings per share information has been retroactively adjusted for all periods presented to reflect the Distribution.
See also Note 8, Long-Term Debt.
Basis of Presentation and Consolidation. For periods prior to July 1, 2022, the accompanying consolidated financial statements of the Company and its subsidiaries have been derived from the consolidated financial statements and accounting records of Encompass as if the Company had operated on a stand-alone basis during the periods presented and were prepared utilizing the legal entity approach, in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Prior to July 1, 2022, the Company was reported as a single reportable segment within Encompass’s reportable segments and did not operate as a stand-alone company. Accordingly, Encompass historically reported the financial position and the related results of operations, cash flows, and changes in equity of the Company as a component of Encompass’s consolidated financial statements.
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

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
subsequent to April 23, 2020, the Company was a guarantor for Encompass’s credit agreement and senior debt. In connection with the Distribution, the Company was released from its guarantee of Encompass’s indebtedness. The Company maintains its own cash management system and does not participate in a centralized cash management arrangement with Encompass.
Prior to the Distribution and Separation, Enhabit joined with Encompass in various U.S. federal, state, and local consolidated income tax filings. See Note 11, Income Taxes, for information related to the Company’s Tax Sharing Agreement with Encompass. The income tax amounts in these consolidated financial statements have been calculated based on a separate return methodology and are presented as if Enhabit’s income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which the Company operates, with adjustments described in Note 11, Income Taxes.
The consolidated financial statements include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which the Company exercises control, and, when applicable, entities in which the Company has a controlling financial interest.
Enhabit eliminates all intercompany accounts and transactions within the Company from its financial results. Transactions between the Company and Encompass have been included in these consolidated financial statements. The transfers with Encompass that were not settled are reflected in stockholders’ equity within Capital in excess of par value on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Within the Consolidated Statements of Cash Flows, these transfers are treated as an operating, financing or noncash activity determined by the nature of the transaction. Transactions between the Company and Encompass prior to July 1, 2022 were considered related party transactions. See Note 15, Related Party Transactions, for more information.
Variable Interest Entities. Any entity considered a variable interest entity (“VIE”) is evaluated to determine which party is the primary beneficiary and thus should consolidate the VIE. This analysis is complex, involves uncertainties, and requires significant judgment on various matters. To determine if Enhabit is the primary beneficiary of a VIE, the Company must determine what activities most significantly impact the economic performance of the entity, whether the Company has the power to direct those activities, and if the Company’s obligation to absorb losses or receive benefits from the VIE could potentially be significant to the VIE. See Note 3, Variable Interest Entities, for more information.
Use of Estimates and Assumptions. The preparation of Enhabit’s consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) estimates of net transaction prices to be collected for services and related revenue adjustments; (2) fair value of acquired assets and assumed liabilities in business combinations; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) economic lives and fair value of leased assets; (7) fair value of stock-based compensation; (8) fair value of derivative instruments; (9) reserves for self-insured healthcare plans;(10) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks; and (11) income taxes. Future events and their effects cannot be predicted with certainty; accordingly, Management’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of Enhabit’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluation, as considered necessary. Actual results could differ from those estimates.
COVID-19 Pandemic. The rapid onset of the COVID-19 Pandemic (the “pandemic”) caused a disruption to the nation’s healthcare system. In response to the public health emergency associated with the pandemic, the United States Congress and Centers for Medicare and Medicaid Services (“CMS”) adopted several statutory and regulatory measures intended to provide relief to healthcare providers to ensure patients would continue to have adequate access to care. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which temporarily suspended sequestration from May 1 through December 31, 2021. After the sequestration suspension was extended several times, sequestration resumed as of April 1, 2022, but was only a 1% payment reduction through June 30, 2022. Thereafter, the full 2% Medicare payment reduction resumed. Federal

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
legislation, including the CARES Act and the 2021 Budget Act, and CMS regulatory actions include a number of other provisions, which are discussed below, affecting the Company’s reimbursement and operations in both segments. In the United States, the public health emergency measures expired on May 11, 2023.
Net Service Revenue. Net service revenue by payer source and segment is as follows (in millions):

	Home Health			Hospice			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Medicare	$484.6	$557.4	$647.7	$206.5	$190.5	$191.7	$691.1	$747.9	$839.4
Medicare Advantage	237.9	199.2	152.1	—	—	—	237.9	199.2	152.1
Managed care	91.1	80.9	63.7	3.5	5.0	1.4	94.6	85.9	65.1
Medicaid	9.4	11.8	12.0	—	0.7	0.9	9.4	12.5	12.9
Other	1.8	0.8	1.6	—	—	—	1.8	0.8	1.6
Total	$824.8	$850.1	$877.1	$210.0	$196.2	$194.0	$1,034.8	$1,046.3	$1,071.1
Enhabit records Net service revenue on an accrual basis using management’s best estimate of the transaction price for the type of service provided to the patient and expect to receive in exchange for providing services directly to patients. Management’s estimate of the transaction price includes adjustments for contractual rate and other revenue adjustments, including uncollectible amounts. Contractual rate revenue adjustments are recorded for the excess of the Company’s standard rates over the contracted rate applicable to the relevant payer, if any. Management calculates contractual rate adjustments on a patient-by-patient basis based on the rates in effect for each primary third-party payer. Other revenue adjustments include adjustments for self-pay, uninsured patients and other payers and include revenue adjustments arising from billing documentation, face-to-face documentation, authorizations, and adjustments that may arise from payment, and other reviews by third-party payers or their agents. Estimates for other revenue adjustments are determined based on the aging of the Company’s accounts receivable, its historical collection experience for each type of payer, its success rate in the claims adjudication process, and other relevant factors.
Management continually reviews the transaction price estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payers, which are often subject to interpretation, Enhabit may receive reimbursement for healthcare services authorized and provided that is different from management’s estimates, and such differences could be material. In addition, laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided under each home health and hospice provider number to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs. If actual results are not consistent with management’s assumptions and judgments, the Company may be exposed to adjustments to Net service revenue that could be material.
CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information concerning an overpayment, fraud, or willful misrepresentation. If CMS suspects payments are being made as the result of fraud or willful misrepresentation, CMS may suspend payment at any time without providing prior notice to the Company. The initial suspension period is limited to 180 days; however, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General or the United States Department of Justice. Therefore, management is unable to predict if or when the Company may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact the Company’s financial position, results of operations, and cash flows.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Enhabit’s performance obligations relate to contracts with a duration of less than one year. Therefore, management elected to apply the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. These unsatisfied or partially unsatisfied performance obligations primarily relate to services provided at the end of the reporting period.
The Company is subject to changes in government legislation that could impact Medicare payment levels and changes in payer patterns that may impact the level and timing of payments for services rendered.
Home Health Revenues
Under the Medicare home health prospective payment system, the Company is paid by Medicare based on episodes of care. The performance obligation is the rendering of services to the patient during the term of the episode of care. An episode of care is defined as a length of stay up to 60 days, with multiple continuous episodes allowed. A base episode payment is established by the Medicare program through federal regulation. The base episode payment can be adjusted based on each patient’s health including clinical condition, functional abilities, and service needs, as well as for the applicable geographic wage index, low utilization, patient transfers, and other factors. The services covered by the episode payment include all disciplines of care in addition to medical supplies. Medicare reimburses home health providers under the Patient-Driven Groupings Model (“PDGM”). Under the PDGM, the initial certification remains valid for 60 days. If a patient remains eligible for care after the initial period as certified by a physician, a new treatment period may begin.
As the Company provides home health services to its patients on a scheduled basis over the episode of care in a manner that approximates a pro rata pattern, revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode that have been completed as of the period end date.
Enhabit is subject to certain Medicare regulations affecting outlier revenue if its patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenues received by each provider during a cost reporting year. Management has reviewed the potential cap. Adjustments to the transaction price for the outlier cap were not material as of December 31, 2024, 2023, and 2022.
For episodic-based rates that are paid by other insurance carriers, including Medicare Advantage, the Company recognizes revenue in a similar manner as discussed above for Medicare revenues. However, these rates can vary based upon the negotiated terms. For non-episodic-based revenue, revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s estimated per-visit transaction price. Price concessions, including contractual rate and other revenue adjustments are recorded as decreases to the transaction price.
Hospice Revenues
Medicare revenues for Hospice are recognized and recorded on an accrual basis using the input method based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The performance obligation is the rendering of services to the patient during each day that he or she is on hospice care. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payer or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the Medicare Administrative Contractors. Adjustments to the transaction price for these caps were $1.4 million, zero and $0.2 million for December 31, 2024, 2023, and 2022.
For non-Medicare Hospice revenues, Enhabit records gross revenue on an accrual basis based upon the date of service at amounts equal to the Company’s estimated per day transaction price. Price concessions, including contractual and other revenue adjustments are recorded as decreases to the transaction price and thus reduce Net service revenue.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased. Carrying values of Cash and cash equivalents approximate fair value due to the short-term nature of these instruments.
The Company maintains amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. However, management periodically evaluates the creditworthiness of those institutions, and the Company has not experienced any losses on such deposits.
Restricted Cash. Restricted cash represents cash accounts maintained by a joint venture in which the Company’s joint venture partner requested, and management agreed, that the joint venture’s cash not be commingled with other corporate cash accounts and be used only to fund the operations of the joint venture.
Accounts Receivable, Net of Allowances. Accounts receivable, net of allowances, from services rendered are reported at their estimated transaction price, which takes into account price concessions based on the amounts expected to be due from payers including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation programs, employers, and patients. Management estimates the value of Accounts receivable, net of allowances, based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments, and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payers and other relevant information. Collection of Net service revenue the Company expects to receive is normally a function of providing complete and correct billing information to the payers within the various filing deadlines. The evaluation of these factors involves complex, subjective judgments impacting the determination of the implicit price concession assumption. In addition, management compares the Company’s cash collections to recorded Net service revenue and evaluates historical allowances, including implicit price concessions, based upon the ultimate resolution of the accounts receivable balance.
Accounts receivable, net of allowances, are concentrated by type of payer. The concentration of patient service accounts receivable by payer class, as a percentage of total patient service Accounts receivable, net of allowances, is as follows:

	As of December 31,
	2024	2023
Medicare	63.9%	66.9%
Managed care and other discount plans, including Medicare Advantage	28.1%	27.1%
Medicaid	7.1%	5.2%
Other	0.9%	0.8%
Total	100.0%	100.0%
While revenues and accounts receivable from the Medicare program are significant to Enhabit’s operations, management does not believe there are significant credit risks associated with this government agency. Management does not believe there are any other significant concentrations of revenues from any particular payer that would subject the Company to any significant credit risks in the collection of accounts receivable.
Accounts requiring collection efforts are reviewed via system-generated work queues that automatically stage (based on age and size of outstanding balance) accounts requiring collection efforts by patient account representatives. Collection efforts include contacting the applicable party (both in writing and by telephone), providing information (both financial and clinical) to allow for payment or to overturn payer decisions to deny payment, and arranging payment plans with self-pay patients, among other techniques. When management determines all in-house efforts have been exhausted or it is a more prudent use of resources, accounts may be turned over to a collection agency.
The collection of outstanding receivables from Medicare and managed care payers is Enhabit’s primary source of cash and is critical to the Company’s operating performance. While it is Company policy to verify insurance prior to a patient being admitted, there are various exceptions that can occur. Such exceptions include instances where the Company is unable to obtain verification because the patient’s insurance company was unresponsive to attempts to be contacted or a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid, but confirmation of qualification or denial for such benefits may take several days, weeks, or months to be communicated.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
If actual results are not consistent with management’s assumptions and judgments, the Company may be exposed to adjustments to Net service revenue and cash collections that could be material. Changes in general economic conditions, business office operations, payer mix, or trends in federal or state governmental and private employer healthcare coverage could affect the Company’s collection of accounts receivable, financial position, results of operations, and cash flows.
Subsequent adjustments to accounts receivable determined to be the result of an adverse change in the payer’s ability to pay are recognized as provision for credit losses. The majority of what historically was classified as provision for credit losses under operating expenses is now treated as an implicit price concession factored into the determination of Net service revenue discussed above. As of December 31, 2024 and 2023, the allowance for credit losses was $0.9 million and $1.1 million, respectively. See Note 4, Accounts Receivable, Net of Allowances, for additional information.
Property and Equipment. Enhabit reports leasehold improvements, vehicles, and equipment at cost, net of accumulated depreciation and amortization, as well as any asset impairments. The Company depreciates assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the underlying leases. Useful lives are generally as follows:

Years
Leasehold improvements	2 to 5
Vehicles	3 to 4
Furniture, fixtures, and equipment	2 to 5
Maintenance and repairs of leasehold improvements and equipment are expensed as incurred. The Company capitalizes replacements and betterments that increase the estimated useful life of an asset.
The Company retains fully depreciated assets and the related accumulated depreciation accounts until the assets are removed from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the Consolidated Statements of Income.
Leases. Management determines if an arrangement is a lease, or contains a lease, at the inception of the contract and performs an analysis to determine whether the lease is an operating lease or a finance lease. The Company measures right‑of-use assets and lease liabilities at the lease commencement date based on the present value of the remaining lease payments. As most leases do not provide a readily determinable implicit rate, management estimates an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, adjusting this amount based on the impact of collateral over the term of each lease. Management uses this rate to discount the remaining lease payments in measuring the right-of-use asset and lease liability. The implicit rate is used when readily determinable. Lease expense is recognized for operating leases on a straight-line basis over the lease term. For finance leases, the Company recognizes amortization expense from the amortization of the right-of-use asset and interest expense on the related lease liability. Certain lease agreements contain annual escalation clauses based on changes in the Consumer Price Index. The changes to the Consumer Price Index, as compared to management’s initial estimate at the lease commencement date, are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Management does not account for lease and non‑lease components separately for purposes of establishing right-of-use assets and lease liabilities.
Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. Lease expense for these leases is recognized on a straight-line basis over the lease term.
Goodwill and Other Intangible Assets, Net. Goodwill is required to be tested for impairment at least annually, as of October 1st, absent any triggering events that would accelerate an impairment assessment. The Company may perform interim impairment tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit or an indefinite lived intangible asset below its carrying amount. Potential impairment of a reporting unit is

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
identified by comparing the reporting unit’s estimated fair value to its carrying amount. The Company would recognize an impairment charge for any amount by which the carrying amount of the asset exceeds its fair value.
The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit-specific operating results, as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for its reporting units and perform a quantitative test as of the measurement date of the test. Management assesses qualitative factors in the Home Health and Hospice reporting units to determine whether it is necessary to perform the quantitative impairment test. If, based on this qualitative assessment, management believes the quantitative goodwill impairment test must be performed, management would estimate the fair value of the reporting units using generally accepted valuation techniques including the income approach and the market approach. Fair value under the income approach is determined by discounting to present value the estimated future cash flows of each reporting unit. Significant assumptions are incorporated into the discounted cash flow analysis, such as estimates of revenue growth rates, timing of de novo location openings, forecasted operating margins, the weighted average cost of capital, and terminal growth rates. Fair value under the market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation and amortization, from other businesses that are similar to each reporting unit and implied control premiums. Changes in general economic and market conditions impacting these assumptions could result in goodwill impairment charges in future periods. When the Company disposes of a home health or hospice provider location, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual value. As of December 31, 2024, no finite useful lived intangible assets has an estimated residual value. Management reviews these assets for impairment whenever events or changes in circumstances indicate the Company may not be able to recover the asset’s carrying amount.
The range of estimated useful lives and the amortization basis for intangible assets, excluding goodwill, are generally as follows:

Estimated Useful Life and Amortization Basis
Certificates of need	10 years using straight-line basis
Licenses	10 to 20 years using straight-line basis
Noncompete agreements	5 years using straight-line basis
Internal-use software	3 years using straight-line basis
Enhabit capitalizes the costs of obtaining or developing internal-use software, including external direct costs of material and services and directly related payroll costs. Amortization begins when the internal-use software is ready for its intended use. Costs incurred during the preliminary project and post-implementation stages, as well as maintenance and training costs, are expensed as incurred.
Impairment of Long-Lived Assets and Other Intangible Assets. Management assesses the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate the Company may not be able to recover the asset’s carrying amount. Management measures the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. The amount of impairment of other long-lived assets (excluding goodwill) is calculated as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed. When long-lived assets are to be disposed of by sale,

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
they are classified as held for sale, recognized in the balance sheet at the lower of their carrying amount or fair value less cost to sell, and depreciation is ceased.
See Note 7, Goodwill and Other Intangible Assets, Net, for more information.
Investments in and Advances to Nonconsolidated Affiliates. Investments in entities that the Company does not control, but in which it has the ability to exercise significant influence over the operating and financial policies of the investees, are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize Enhabit’s proportionate share of the investees’ net income or loss after the date of investment, additional contributions made, dividends or distributions received, and impairment losses resulting from adjustments to net realizable value. Enhabit records equity method losses in excess of the carrying amount of an investment when the Company guarantees obligations or is otherwise committed to provide further financial support to the affiliate.
The Company uses the measurement alternative to account for equity investments and measures such investments at cost less impairment plus or minus observable price changes in orderly transactions for the identical investment or a similar investment of the same issuer at each reporting period.
Fair Value Measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability.
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
Financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, an interest rate swap, and long-term debt. The carrying amounts of Cash and cash equivalents, Restricted cash, Accounts receivable, net of allowances, and Accounts payable approximate fair value because of the short-term maturity of these instruments.
There are assets and liabilities that are not required to be reported at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. The fair value of equipment is determined using discounted cash flows and significant unobservable inputs, unless there is an offer to purchase such assets, which could be the basis for determining fair value. The fair value of Intangible assets, net, excluding goodwill, is determined using discounted cash flows and significant unobservable inputs. The fair value of investments in nonconsolidated affiliates is determined using quoted prices in private markets, discounted cash flows or earnings, or market multiples derived from a set of comparables. The fair value of Goodwill is determined using discounted projected operating results and cash flows, which involve significant unobservable inputs.
Noncontrolling Interests in Consolidated Affiliates. The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates Enhabit controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of such entities. Adjustments to noncontrolling interests are recorded for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
their portion of the subsidiaries they own. Distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interest holders’ balance.
Accrued Other Expenses. Accrued other expenses includes $13.5 million, $6.7 million, and $6.6 million of accrued expenses related to hospice-related costs, legal fees and workers’ compensation, respectively, for the year ended December 31, 2024.
Redeemable Noncontrolling Interests in Consolidated Affiliates. Certain joint venture agreements contain provisions that allow Enhabit’s partners to require the Company to purchase their interests in the joint venture at fair value at certain points in the future. Because these noncontrolling interests provide for redemption features that are not solely within the Company’s control, they are classified as Redeemable noncontrolling interests outside of permanent equity in the Company’s Consolidated Balance Sheets and present as redeemable noncontrolling interests at the greater of the carrying amount or redemption value at the end of each reporting period.
The following tables reconcile Net income attributable to nonredeemable noncontrolling interests, as recorded in the shareholders’ equity section of the Consolidated Balance Sheets, and the Net income attributable to redeemable noncontrolling interests, as recorded in the mezzanine section of the Consolidated Balance Sheets, to the Net income attributable to noncontrolling interests presented in the Consolidated Statements of Income, and to the Comprehensive income attributable to noncontrolling interests presented in the Consolidated Statements of Comprehensive Income (in millions):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$5.0	$5.2	$5.0
Net income attributable to noncontrolling interests	—	—	0.2
Distribution to noncontrolling interests	—	(0.2)	—
Balance at end of period	$5.0	$5.0	$5.2

	Year Ended December 31,
	2024	2023	2022
Net income attributable to nonredeemable noncontrolling interests	$2.2	$1.5	$1.9
Net income attributable to redeemable noncontrolling interests	—	—	0.2
Net income attributable to noncontrolling interests	$2.2	$1.5	$2.1
Stock-Based Payments. Prior to July 1, 2022, the Company’s employees participated in the Encompass equity-based incentive plans (the “Encompass Plans”). Beginning July 1, 2022, Enhabit employees participate in the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan (the “Enhabit Plan”). Enhabit has stockholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain Company employees. All stock-based payments to employees are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the applicable requisite service period. Stock-based compensation is included within General and administrative expenses on the Consolidated Statements of Income. See Note 9, Stock-Based Payments, for more information.
Advertising Costs. Costs of print, radio, television, and other advertisements are expensed as incurred. Advertising expenses, primarily included in General and administrative expenses within the accompanying Consolidated Statements of Income, were immaterial in each of the years ended December 31, 2024, 2023, and 2022.
Income Taxes. Enhabit provides for income taxes using the asset and liability method. This approach recognizes the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for differences in the book and tax carrying amounts of the Company’s assets and liabilities.
Prior to the Distribution and Separation, the Company utilized the separate return approach for the purpose of the Company financial statements, including the income tax provisions and the related deferred tax assets and liabilities. The

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
historic operations of the business reflect a separate return approach for each jurisdiction in which the Company had a presence and Encompass filed a tax return, with adjustments as discussed in Note 11, Income Taxes.
Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.
A valuation allowance is required when it is more likely than not some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income in the applicable tax jurisdiction. On a quarterly basis, management assesses the likelihood of realization of the Company’s deferred tax assets considering all available evidence, both positive and negative.
Management evaluates the Company’s tax positions and establishes assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes on a quarterly basis.
Derivative Instrument. Enhabit is exposed to certain risks arising from both the Company’s business operations and economic conditions. Management manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of debt funding and the use of an interest rate swap agreement. The interest rate swap agreement is a derivative financial instrument used to manage differences in the amount, timing, and duration of known or expected cash payments principally related to the Company’s borrowings.
Enhabit’s objectives in using an interest rate derivative are to add stability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses an interest rate swap as part of its interest rate risk management strategy. An interest rate swap designated as a cash flow hedge involves the receipt of variable amounts from a counter party in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” the derivative is recorded in the Consolidated Balance Sheets as either an asset or a liability measured at fair value. The change in the fair value of the derivative designated and that qualify as a cash flow hedge is recorded on the Consolidated Balance Sheet in Accumulated other comprehensive loss, net of tax, and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. For the year ended December 31, 2024, such a derivative was used to hedge certain variable cash flows associated with existing variable-rate debt.
See Note 12, Derivative Instruments, for more information.
Reclassification. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
(Loss) Earnings per Common Share. The following table sets forth the computation of diluted weighted average common shares outstanding for the years ended December 31, 2024, 2023, and 2022 (in millions). A total of 0.3 million, 0.3 million and 0.2 million options to purchase Enhabit’s shares and 2.1 million, 1.7 million and 0.6 million restricted stock awards and restricted stock units were excluded from the diluted weighted average common shares outstanding for the years ended, December 31, 2024 and December 31, 2023, and December 31, 2022, respectively, because their effects were anti-dilutive.

	Year Ended December 31,
	2024	2023	2022
Weighted average common shares outstanding:
Basic	50.2	49.9	49.7
Dilutive effect of options and restricted stock units	—	—	—
Diluted common shares outstanding	50.2	49.9	49.7
Recently Issued Accounting Standards Not Yet Adopted. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires disaggregated income tax disclosures on the effective tax rate reconciliation and income taxes paid. This standard is effective for annual periods beginning after December 15, 2024.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Early adoption is permitted, and the disclosures in this standard are required to be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements but will require certain additional disclosures.
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
Recently Adopted Provisions of GAAP. In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures.” This standard provides guidance to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The Company adopted this standard as of December 31, 2024. See Note 14, Segment Reporting, for more information.
2.Business Combinations
Enhabit did not complete any acquisitions during the year ended December 31, 2024. The Company completed one acquisition during the year ended December 31, 2023 and four acquisitions during the year ended December 31, 2022. The Company accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired locations from the date of acquisition. Assets acquired, liabilities assumed, and noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: an income approach using primarily discounted cash flow techniques for the noncompete and license intangible assets and an income approach utilizing the relief-from-royalty method for the trade name intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. All goodwill recorded reflects management’s expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends.
2024 Acquisitions
During the year ended December 31, 2024, the Company did not complete any acquisitions.
2023 Acquisitions
During the year ended December 31, 2023, the Company completed one acquisition for a total purchase price of $3.1 million using cash on hand. This acquisition was not material to Enhabit’s consolidated financial statements.
2022 Acquisitions
On January 1, 2022, Enhabit acquired a 50% equity interest from Frontier Home Health and Hospice, LLC in a joint venture with Saint Alphonsus Health System (“Saint Alphonsus”) which operates home health and hospice locations in Boise and Nampa, Idaho. This acquisition was made to enhance the Company’s position and ability to provide services to patients in this geographic area. The total purchase price was $15.9 million and was funded on December 31, 2021 using cash on hand.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Information regarding the cash paid for this acquisition is as follows (in millions):

Fair value of assets acquired	$3.9
Goodwill	28.7
Less:
Fair value of liabilities assumed	0.8
Fair value of noncontrolling interest owned by joint venture partner	15.9
Net cash paid for acquisition(1)	$15.9

(1)     As discussed above, the $15.9 million was funded on December 31, 2021, and was therefore included in the Consolidated Statement of Cash Flows for the year ended December 31, 2021.
On October 1, 2022, Enhabit acquired the assets of four Caring Hearts Hospice locations in Texas. This acquisition was made to enhance the Company’s position and ability to provide services to patients in this geographic area. The total purchase price was $13.9 million and was funded using cash on hand. The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	$0.6
Licenses (useful lives of 10 years)	0.6
Goodwill	14.3
Total assets acquired	15.5
Liabilities assumed:
Other current liabilities	1.6
Total liabilities assumed	1.6
Net assets acquired	$13.9

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Information regarding the cash paid for these acquisitions during 2022 is as follows (in millions):

Fair value of assets acquired	$1.2
Goodwill	14.3
Less:
Fair value of liabilities assumed	1.6
Net cash paid for acquisitions	$13.9
On November 1, 2022, the Company acquired the assets of Unity Hospice LLC, a hospice provider with one location in Arizona. This acquisition was made to enhance Enhabit’s position and ability to provide services to patients in this geographic area. The total purchase price was $2.1 million and was funded using cash on hand. The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

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

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
On December 1, 2022, Enhabit acquired the assets of Southwest Florida Home Care, Inc., a home health provider with a location in Fort Myers, Florida. This acquisition was made to enhance the Company’s position and ability to provide services to patients in this geographic area. The total purchase price was $21.0 million and was funded using cash on hand and borrowings under the Revolving Credit Facility (as defined in Note 8, Long-Term Debt). The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

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
Pro Forma Results of Operations
The following table summarizes the results of operations of the above-mentioned acquisitions from their respective dates of acquisition included in Enhabit’s Consolidated Statements of Income and the unaudited pro forma results of operations of the combined entities had the date of the acquisitions been January 1, 2022 (in millions):

	Net Service Revenue	Net Income (Loss) Attributable to Enhabit
Acquired entities only: Actual from acquisition date to December 31, 2022	$12.1	$1.1
Combined entity: Supplemental pro forma from 01/01/2022-12/31/2022 (unaudited)	$1,093.0	$(37.2)
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of 2022.
Approximately $50.5 million of the goodwill recorded as a result of these 2022 transactions is deductible for federal income tax purposes.
3.Variable Interest Entities
As of December 31, 2024, 2023, and 2022 Enhabit consolidated two joint venture entities that are VIEs and of which the Company is the primary beneficiary. The Company’s ownership percentages in these entities range from 60% to 90% as of December 31, 2024. Through partnership and management agreements with or governing these entities, Enhabit

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
manages these entities and handles all day-to-day operating decisions. Accordingly, management has the decision-making power over the activities that most significantly impact the economic performance of the VIEs and the Company has an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit the Company from using the assets of the VIEs to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in Enhabit’s Consolidated Balance Sheets, are as follows (in millions):

	As of December 31,
	2024	2023
Assets
Current Assets
Restricted cash	$1.4	$1.8
Accounts receivable, net of allowances	2.1	2.3
Other current assets	—	0.5
Total current assets	3.5	4.6
Operating lease right-of-use assets	0.1	0.1
Goodwill	12.4	12.4
Intangible assets, net	0.7	0.9
Total assets	$16.7	$18.0

	As of December 31,
	2024	2023
Liabilities
Current Liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.2	0.2
Other current liabilities	0.9	0.2
Total current liabilities	1.2	0.5
Other long-term liabilities	0.1	0.1
Total liabilities	$1.3	$0.6
4.Accounts Receivable, Net of Allowances
Accounts receivable, net of allowances, consists of the following (in millions):

	As of December 31,
	2024	2023
Current patient accounts receivable	$149.2	$164.7
Noncurrent patient accounts receivable included within Other long-term assets	0.5	0.5
Current and noncurrent accounts receivable, net of allowances	$149.7	$165.2

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
5.Property and Equipment
Property and equipment, net, consists of the following (in millions):

	As of December 31,
	2024	2023
Leasehold improvements	$3.2	$3.1
Vehicles	26.8	29.9
Furniture, fixtures, and equipment	42.7	41.4
	72.7	74.4
Less: Accumulated depreciation and amortization	(55.0)	(55.4)
Property and equipment, net	$17.7	$19.0
The amount of depreciation expense is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Depreciation expense	$4.2	$4.3	$4.6
6.Leases
The Company leases office space, vehicles, and equipment under operating and finance leases with non-cancelable terms generally expiring at various dates through 2035. These operating and finance leases generally have one- to eleven‑year terms. Certain leases also include options to purchase the leased property.
The components of lease costs are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost:
General and administrative expenses	$20.7	$20.5	$20.1
Finance lease cost:
Amortization of right-of-use assets	3.4	3.1	3.8
Interest on lease liabilities	0.4	0.2	0.2
Total finance lease cost	3.8	3.3	4.0
Total lease cost	$24.5	$23.8	$24.1

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Supplemental Consolidated Balance Sheet information related to leases is as follows (in millions):

		As of December 31,
	Classification	2024	2023
Assets
Operating lease	Operating lease right-of-use assets	$52.8	$57.5
Finance lease(1)	Property and equipment, net	11.0	9.9
Total leased assets		$63.8	$67.4

Liabilities
Current Liabilities:
Operating lease	Current portion of operating lease liabilities	$12.3	$11.8
Finance lease	Current portion of long-term debt	2.8	2.5
Noncurrent liabilities
Operating lease	Long-term operating lease liabilities, net of current portion	41.8	45.7
Finance lease	Long-term debt, net of current portion	4.6	3.1
Total leased liabilities		$61.5	$63.1

(1)    Finance lease assets are recorded net of accumulated amortization of $21.3 million and $20.0 million as of December 31, 2024 and 2023, respectively.

	As of December 31,
	2024	2023
Weighted Average Remaining Lease Term
Operating lease	5.5 years	5.8 years
Finance lease	2.9 years	2.7 years
Weighted Average Discount Rate
Operating lease	6.9%	6.7%
Finance lease	5.7%	4.7%
Maturities of lease liabilities as of December 31, 2024 are as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases	Total Leases
2025	$15.4	$3.0	$18.4
2026	14.0	2.6	16.6
2027	10.2	2.2	12.4
2028	6.9	0.3	7.2
2029	4.6	—	4.6
2029 and thereafter	15.0	—	15.0
Total lease payments	66.1	8.1	74.2
Less: Interest portion	(12.0)	(0.7)	(12.7)
Total lease liabilities	$54.1	$7.4	$61.5

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.4	$16.0	$17.1
Operating cash flows from finance leases	$0.5	$0.2	$0.2
Financing cash flows from finance leases	$3.6	$3.4	$5.0

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11.0	$31.6	$10.7
Finance leases	$5.5	$3.8	$3.5
7.Goodwill and Other Intangible Assets, Net
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2024 and 2023 (in millions):

	Home Health	Hospice	Consolidated
Goodwill as of December 31, 2022	$841.2	$303.6	$1,144.8
Acquisitions	2.7	—	2.7
Impairment	—	(85.8)	(85.8)
Goodwill as of December 31, 2023	$843.9	$217.8	$1,061.7
Acquisitions	—	—	—
Impairment	(161.7)	—	(161.7)
Goodwill as of December 31, 2024	$682.2	$217.8	$900.0
Goodwill decreased as a result of the impairment charges recorded for the years ended December 31, 2024 and 2023.
The Company is required to test goodwill for impairment at least annually, as of October 1st, absent any triggering events that would accelerate an impairment assessment.
During the preparation of the consolidated financial statements for the year ended December 31, 2022, management identified potential impairment triggering events in the fourth quarter and determined a quantitative analysis of the two reporting units should be performed. These triggering events included lower than expected fourth quarter operating results, a change in the Company’s acquisition strategy, and declining collections, which management believes was in part a result of the growing shift in the Company’s third‑party payer mix, and specifically, an increase in Medicare Advantage payers. During the year ended December 31, 2022, Enhabit recorded an impairment charge of $109.0 million to reflect a decrease in the carrying value of the Home Health reporting unit.
During the year ended December 31, 2023, management identified potential impairment triggering events in the second and third quarters and determined a quantitative analysis of the two reporting units should be performed. These triggering events included Enhabit’s performance compared to the 2023 forecast and decreases in the Company’s share price and market capitalization in each quarter. Additionally, triggering events in the second quarter included the release of the 2024 proposed rule for home health, which included a net negative home health payment update. During the year ended December 31, 2023, the Company recorded an impairment charge of $85.8 million to reflect a decrease in the carrying value of the Hospice reporting unit.
During the third quarter of 2024, management identified potential impairment triggering events and determined a quantitative analysis of the two reporting units should be performed. These triggering events included a decrease in Enhabit’s share price and market capitalization. Based on the quantitative analysis performed in the third quarter of 2024, Enhabit recorded an impairment charge of $107.9 million to reflect a decrease in the carrying value of the Home Health

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
reporting unit. We conducted our annual impairment test at October 1, 2024, which resulted in the same values determined as of September 30, 2024.
During the fourth quarter of 2024, management identified potential impairment triggering events and determined a quantitative analysis of the two reporting units should be performed. These triggering events included a decrease in the Home Health reporting unit’s performance compared to the 2024 forecast. Based on the quantitative analysis performed in the fourth quarter of 2024, Enhabit recorded an impairment charge of $53.8 million to reflect a decrease in the carrying value of the Home Health reporting unit. Due to improved performance in the Hospice reporting unit in the fourth quarter of 2024, its fair value exceeded its carrying value with adequate headroom as of December 31, 2024.
Management estimated the fair value of the reporting units using both the income approach and market approach. The assumptions used in the income approach incorporate a number of significant estimates and judgments, including the revenue growth rates, timing of de novo location openings, forecasted operating margins, the weighted average cost of capital, and terminal growth rates. The market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation, and amortization, from other businesses that are similar to each reporting unit and implied control premiums.
While management believes the assumptions used are reasonable and commensurate with the views of a market participant, there is also uncertainty in current general economic and market conditions. The result of the analysis is sensitive to changes in key assumptions, such as assumed future reimbursement rates, rising interest rates and labor costs and delays in the Company’s ability to complete de novo location openings, which could negatively impact forecasted cash flows and result in an impairment charge in future periods.
As of December 31, 2024 and 2023, Goodwill included consolidated accumulated impairment charges of $356.5 million and $194.8 million, respectively.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table provides information regarding other Intangible assets, net (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2024	$89.2	$(58.6)	$30.6
2023	$89.2	$(50.0)	$39.2
Licenses:
2024	$131.2	$(107.1)	$24.1
2023	$131.2	$(93.9)	$37.3
Noncompete agreements:
2024	$15.1	$(13.5)	$1.6
2023	$15.1	$(12.6)	$2.5
Internal-use software:
2024	$32.1	$(30.3)	$1.8
2023	$25.9	$(24.9)	$1.0
Total intangible assets:
2024	$267.6	$(209.5)	$58.1
2023	$261.4	$(181.4)	$80.0
Amortization expense for other intangible assets is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Amortization expense	$23.9	$23.5	$24.5
8.Long-Term Debt
Long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2024	2023
Credit Agreement—
Advances under revolving credit facility	$160.0	$180.0
Term loan facilities	348.0	367.1
Finance lease obligations	7.4	5.5
	515.4	552.6
Less: Current portion	(22.8)	(22.5)
Long-term debt, net of current portion	$492.6	$530.1
The following chart shows scheduled principal payments due on long-term debt for the next five years (in millions):

Year Ending December 31,	Amount
2025	$22.7
2026	22.3
2027	472.1
2028 and thereafter	0.4
Gross maturities	517.5
Less unamortized debt issuance costs	(2.1)
Total	$515.4

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
On June 30, 2022, the Company drew the full $400.0 million of the Term Loan A Facility and $170.0 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. For additional information on the Separation, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
The Term Loan A Facility amortizes by an amount per annum equal to 5.0% of the outstanding principal amount thereon as of the closing date, payable in equal quarterly installments, with the balance being payable in June 2027. The Revolving Credit Facility provides the ability to borrow and obtain letters of credit, which is subject to a $75.0 million sublimit. Obligations under the Credit Facilities are guaranteed by Enhabit’s existing and future wholly-owned domestic material subsidiaries (the “Guarantors”), subject to certain exceptions. Borrowings under the Credit Facilities are secured by first priority liens on substantially all the assets of Enhabit and the Guarantors, subject to certain exceptions. The Credit Facilities contain representations and warranties, affirmative and negative covenants, and events of default customary for secured financings of this type, including limitations with respect to liens, fundamental changes, indebtedness, restricted payments, investments, and affiliate transactions, in each case, subject to a number of important exceptions and qualifications.
On June 27, 2023, Enhabit amended the Credit Facilities (the “First Amendment”) to provide for, among other things: (i) a new tier to the pricing grid for interest rate margins when the total net leverage ratio exceeds 4.50 to 1.00; (ii) changes to the conditions concerning the Company’s total net leverage ratio that must be met for the Company to borrow incremental ratio-based amounts; (iii) an increase in the maximum permitted total net leverage ratio to 5.25 to 1.00 for the quarters ended June 30, 2023, September 30, 2023, and December 31, 2023, stepping down to 5.00 to 1.00 for the quarter ended March 31, 2024, 4.75 to 1.00 for the quarter ended June 30, 2024, and 4.50 to 1.00 for the quarter ended September 30, 2024 and thereafter; and (iv) modifications to the Company’s ability to declare and make certain restricted payments.
On September 29, 2023, Enhabit entered into a Limited Waiver (the “Waiver”) with Wells Fargo Bank, National Association, as administrative agent to the other lenders (the “Administrative Agent”) under the Credit Agreement and the First Amendment. The Waiver released the Company from the requirement to comply with the total net leverage ratio and the interest coverage ratio covenants for the three months ended September 30, 2023. The Waiver also required that, until such time as the Company certified compliance with the waived financial covenants, the aggregate principal amount of the Company’s revolving loans allowed under the Credit Agreement were decreased from $350.0 million to $230.0 million. All other covenants and terms of the Credit Agreement remained unchanged and in effect. Although the Company was not required to be in compliance with the financial covenants as of September 30, 2023, it was in compliance with the financial covenants under the Credit Facilities.
As of September 30, 2023, Enhabit’s forecasted results suggested there was uncertainty of meeting the covenants through a period of one year from the issuance date of the September 30, 2023 financial statements. As a result, on November 3, 2023, the Company amended the Credit Facilities (the “Second Amendment”) to provide for, among other things: (i) an increase in the maximum permitted Total Net Leverage Ratio (as defined in the Credit Agreement) to 6.75 to 1.00 for the quarters ended December 31, 2023 and March 31, 2024, stepping down to 6.50 to 1.00 for the quarters ended June 30, September 30 and December 31, 2024, 5.75 to 1.00 for the quarter ending March 31, 2025, and 4.50 to 1.00 for the quarter ending June 30, 2025 and thereafter; (ii) the addition of a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant of 1.15 to 1.00 until the end of the Covenant Adjustment Period (as defined below); (iii) no Interest Coverage Ratio (as defined in the Credit Agreement) covenant until the end of the Covenant Adjustment Period; (iv) a permanent reduction in the Revolving Credit Facility commitment from $350.0 million to $220.0 million; (v) an increase in the Applicable Commitment Fee (as defined in the Credit Agreement) during the Covenant Adjustment Period;

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Under specified circumstances, including non-compliance with any of the covenants described above and the unavailability of any waiver, amendment or other modification thereto, Enhabit may not be able to borrow under the Revolving Credit Facility. Additionally, violation of the covenants would result in an event of default under the Credit Facilities. A default that occurs, and is not cured within any applicable cure period or is not waived, would permit lenders to accelerate the maturity of the debt under the Credit Facilities and to foreclose upon any collateral securing the debt.
As a result of the amendment above, Enhabit’s forecasted results indicate the Company will continue to be in compliance with the financial covenants through a period of one year from the issuance date of the December 31, 2024 financial statements. Management cannot guarantee the Company will be in compliance with the financial covenants for each reporting period through a period of one year from the issuance date of the December 31, 2024 financial statements. As of December 31, 2024, Enhabit was in compliance with the financial covenants under the Credit Facilities. Management continually evaluates the Company’s expected compliance with the covenants described above and takes all appropriate steps to proactively renegotiate such covenants when appropriate.
As of December 31, 2024, amounts drawn under both the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 7.3%. On October 20, 2022, Enhabit entered into an interest rate swap to manage the Company’s exposure to interest rate movements for a portion of the Term Loan A Facility. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, the Company receives the one-month SOFR and pays a fixed rate of interest of 4.3%. See also Note 12, Derivative Instruments.
The carrying amounts and estimated fair values for long-term debt are presented in the following table (in millions):

	As of December 31,
	2024		2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$160.0	$160.0	$180.0	$180.0
Term loan A facility	$348.0	$345.3	$367.1	$354.4
Finance lease obligations	$7.4	$7.4	$5.5	$5.5
Fair values for long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements.
9.Stock-Based Payments
Prior to July 1, 2022, the Company’s employees and board of directors participated in Encompass’s various stock‑based plans. All stock-based payments to employees are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the applicable requisite service period. On July 1, 2022, all unvested Encompass restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options to purchase shares issued to Enhabit’s employees were canceled and replaced with restricted stock, restricted stock units, and options to purchase shares issued under the Enhabit 2022 Omnibus Performance Incentive Plan (the “2022 Plan”). This represented a modification (the “Modification”) of outstanding stock-based compensation awards.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Prior to the Separation, Encompass issued a total of 128,000 RSAs and RSUs to members of Enhabit’s management team. Approximately 47,000 of these awards contain only a service condition, while the remainder contain both a service and a performance condition. Additionally, Encompass granted approximately 22,000 stock options to a member of Enhabit’s management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies.
As a result of the Modification, all outstanding stock-based compensation of Encompass stock awarded to Enhabit employees were converted to Enhabit stock using a conversion rate that retained the fair value of the awards immediately prior to the Modification.
All performance-based RSUs were measured immediately prior to the Modification. The number of shares to be issued upon vesting was determined, and these awards were converted to restricted stock units of Enhabit that vest based upon a service condition. All service-based RSAs were converted to restricted stock awards of Enhabit that vest based upon a service condition. The outstanding options to purchase shares of Encompass stock were converted to options to purchase shares of Enhabit stock. There was no additional compensation cost as a result of the Modification.
In 2022 the Company adopted the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan (the “2022 Plan”), under which employees and non-employee directors could be granted stock options, stock appreciation rights, stock awards, performance stock units (“PSUs”), restricted stock, dividend equivalents, RSUs, other stock-based awards and cash awards. This incentive plan provides for the issuance of up to an aggregate of 7 million shares of the Company's common stock in stock-based compensation awards. Awards granted under the plan vest over the awards’ requisite service periods, which are typically three years.
Stock Options
Under the 2022 Plan, one member of management was given the right to purchase shares of Enhabit common stock at a fixed grant price determined on the day the options were granted. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, are generally at the discretion of the Compensation & Human Capital Committee of Enhabit’s board of directors. However, no options are exercisable beyond ten years from the date of grant. Granted options vest over the awards’ requisite service periods, which are generally three years.
No stock options were granted during the year ended December 31, 2024. The grant date fair values of stock options granted during the years ended December 31, 2023 and 2022 were estimated at the grant date using the Black-Scholes option‑pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2023	2022
Expected volatility	53.0%	28.3%
Risk-free interest rate	4.1%	1.7%
Expected life (years)	6.0	7.8
Dividend yield	—%	1.9%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. Prior to the Separation, volatility was calculated based on the historical volatility of Encompass’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate was the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. The expected term was estimated through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by Encompass employees and projected post-vesting activity of outstanding options. The dividend yield was estimated based on Encompass’s annual dividend rate and the Encompass stock price on the dividend payment dates. For options granted after the Separation, volatility was estimated using the historical value of Enhabit’s peer group for a period of time commensurate with the expected term of the options. The expected term was estimated using the simplified method outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin 120. The dividend yield is zero. Enhabit recognizes forfeitures for all award types as they occur. Under the Black-Scholes option-pricing model, the weighted

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
average grant date fair value per share of employee stock options granted was $8.35 and $7.01 during the years ended December 31, 2023 and 2022, respectively.
A summary of stock option activity for the year ended December 31, 2024 is as follows:

(shares in thousands)	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2023	286.3	$24.44
Granted	—	—
Expirations	—	—
Outstanding, December 31, 2024	286.3	24.44	5.8	—
Exercisable, December 31, 2024	225.4	$25.97	5.3	$—
The Company recognized approximately $0.3 million, $0.4 million, and $0.3 million of compensation expense related to stock options for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $0.2 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 13 months. No options were exercised during the years ended December 31, 2024, 2023, and 2022. The total fair value of stock options vested during the years ended December 31, 2024, 2023, and 2022 was $0.4 million, $0.3 million, and $0.8 million, respectively.
Restricted Stock Awards
A summary of RSA activity for the year ended December 31, 2024 is as follows:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2023	277.6	$24.12
Granted	—	—
Vested	(71.8)	26.40
Forfeited	(3.2)	27.14
Nonvested shares at December 31, 2024	202.6	$23.26
The Company recognized $2.1 million, $3.0 million, and $3.3 million of stock-based compensation related to RSAs for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $2.2 million of unrecognized compensation expense related to unvested RSAs. This cost is expected to be recognized over a weighted average period of 15 months. There were no RSAs granted in the year ended December 31, 2024. The weighted average grant-date fair value per share of RSAs granted was $22.74 during the year ended December 31, 2022. The total fair value of RSAs vested during the years ended December 31, 2024, 2023, and 2022 was $1.9 million, $4.2 million, and $1.3 million, respectively. All RSAs that vested prior to the Separation vested as shares of Encompass stock.
Restricted Stock Units
The RSUs granted in 2024 were service-based and performance-based awards. These awards generally vest over a three-year requisite service period. The fair value of the RSU was determined by the closing price of Enhabit’s common stock on the grant date for the free cash flow performance condition and the Monte Carlo simulation model for the total shareholder return performance condition. The performance-based RSUs will vest in an amount between zero and 200% of the target units granted based on two criteria, (i) total shareholder return over the three-year period ending December 31, 2026 as compared to a designated peer group, and (ii) free cash flow generated by the Company over a three-year period ending December 31, 2026. The total shareholder return performance condition represents 20% of the total 2024 performance-based RSU award, and the free cash flow performance condition represents 80% of the total 2024 performance-based RSU award.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
A summary of RSU activity for the year ended December 31, 2024 is as follows:

	Service Based		Performance Based
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2023	750.7	$18.11	388.3	$17.24
Granted	748.1	8.94	674.9	9.43
Vested	(431.1)	16.47	—	—
Forfeited	(116.2)	12.83	(89.7)	14.09
Nonvested shares at December 31, 2024	951.5	$12.28	973.5	$12.12
The Company recognized $8.3 million, $5.5 million, and $5.6 million of stock-based compensation related to RSUs for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $6.4 million of unrecognized compensation expense related to unvested service-based RSUs. This cost is expected to be recognized over a weighted average period of 23 months. As of December 31, 2024, there was $4.3 million of unrecognized compensation expense related to performance-based RSUs. This cost is expected to be recognized over a weighted average period of 20 months. The total compensation expense ultimately recognized for the performance-based RSUs will depend on the outcome of the free cash flow performance condition upon vesting of the award. The weighted average grant-date fair value per share of service-based RSUs granted was $12.84 and $22.12 during the years ended December 31, 2023, and 2022, respectively. The total fair value of service-based RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $7.1 million, $4.1 million, and $3.8 million, respectively. All RSUs that vested prior to the Separation vested as shares of Encompass stock.
In addition to the stock-based compensation expenses disclosed above, there was also an allocation of expenses related to certain Encompass functions that resulted from stock-based compensation totaling $1.1 million for the year ended December 31, 2022.
Additionally, Enhabit has accrued $1.0 million of stock-based compensation for discretionary bonus awards with service inception dates in 2024 that will be granted in 2025. There is no unamortized expense associated with the awards.
The total tax benefit recognized for all stock-based compensation was $1.1 million, $0.9 million, and $1.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
10.Employee Benefit Plans
Substantially all employees are eligible to enroll in Company-sponsored healthcare plans, including coverage for medical and dental benefits. Enhabit’s primary healthcare plans are national plans administered by third-party administrators. The Company is self-insured for these plans. During 2024, 2023, and 2022, costs associated with these plans, net of amounts paid by employees and stop-loss recoveries, approximated $46.9 million, $48.1 million, and $41.5 million, respectively. As of December 31, 2024 and 2023, medical insurance accruals of $5.5 million and $8.4 million, respectively, are included in Other current liabilities in the Consolidated Balance Sheets.
The Company offers one qualified 401(k) savings plan, the Home Health Savings Plan (the “HHSP”). The HHSP allows eligible employees to contribute up to 60% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service. All Home Health and Hospice full-time and part-time employees are eligible to participate in the HHSP, and all contributions to the plan are in the form of cash. The Company’s employer matching contribution under the HHSP is 25% of the first 3% of each participant’s elective deferrals, which vest gradually over a six-year service period. Participants are always fully vested in their own contributions.
Employer contributions to the HHSP approximated $2.3 million, $2.3 million, and $2.2 million in 2024, 2023, and 2022, respectively. In 2024, 2023, and 2022, approximately $0.2 million, $0.4 million, and $0.3 million, respectively, from forfeited accounts were used to fund the matching contributions in accordance with the terms of the HHSP.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
11.Income Taxes
The significant components of (Benefit from) provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$1.4	$0.2	$14.3
State and other	0.3	—	2.8
Total current expense	1.7	0.2	17.1
Deferred:
Federal	(5.4)	(9.3)	(3.9)
State and other	(0.3)	(2.3)	(0.4)
Total deferred benefit	(5.7)	(11.6)	(4.3)
Total income tax (benefit) expense related to continuing operations	$(4.0)	$(11.4)	$12.8
A reconciliation of differences between the federal statutory tax rate and Enhabit’s effective tax rate is presented below:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	3.1%	3.1%	1.8%
Valuation allowance	(8.9)%	—%	—%
Impairment of goodwill	(11.8)%	(10.6)%	(49.1)%
Distribution deferred tax adjustment	—%	—%	(23.7)%
Other, net	(0.9)%	(0.9)%	(0.2)%
Effective tax rate	2.5%	12.6%	(50.2)%
Enhabit’s 2022 taxable income generated prior to the Distribution is included in the consolidated federal and state returns of Encompass (“the Pre-Spin Returns”). After the Distribution, Encompass reduced its estimate of the Company’s taxable income to be reported on the Pre-Spin Returns based primarily on a technical analysis of the timing of deductibility of transaction costs related to the Distribution. As a result, Enhabit recorded an increase to the Deferred income tax liabilities and (Benefit from) provision for income taxes of $6.0 million in 2022, which is presented in the rate reconciliation as the Distribution deferred tax adjustment.
In addition to the CARES Act provisions previously discussed in Note 1, Summary of Significant Accounting Policies—COVID-19 Pandemic, the CARES Act also includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact the Company’s effective tax rate, although it impacted the timing of cash payments for payroll taxes. A deferred payment of social security taxes of $14.9 million was paid for the year ended December 31, 2022. There were no deferred payments of social security taxes accrued as of December 31, 2024 and 2023.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2024	2023
Deferred income tax assets:
Operating lease liabilities	$12.4	$13.2
Accrued expenses and allowances	2.9	3.0
Stock-based compensation	3.3	3.2
Interest expense	21.7	13.1
Other deferred income tax assets	—	0.3
Total deferred income tax assets, gross	40.3	32.8
Valuation allowance	(14.1)	—
Total deferred income tax assets, net	26.2	32.8
Deferred income tax liabilities:
Intangible assets	(19.1)	(32.0)
Operating lease right-of-use assets	(12.1)	(13.3)
Property, net	(3.2)	(3.7)
Other deferred income tax liabilities	(3.3)	(0.9)
Total deferred income tax liabilities	(37.7)	(49.9)
Net deferred income tax liabilities	$(11.5)	$(17.1)
Prior to July 1, 2022, the Company joined Encompass in the filing of various consolidated federal, state, and local income tax returns and was a party to an income tax allocation agreement (the “Tax Sharing Agreement”). Under the Tax Sharing Agreement, the Company paid to or received from Encompass the amount, if any, by which Encompass’s income tax liability was affected by virtue of inclusion of the Company in the consolidated income tax returns of Encompass. Effectively, that arrangement resulted in the Company’s annual income tax provision being computed, with adjustments, including the Distribution deferred tax adjustment in 2022 of $6.0 million discussed above, as if the Company filed its own separate consolidated income tax returns. The deferred tax asset for interest expense is attributable to a carryforward with an indefinite carryforward period. The Company recorded a valuation allowance against a portion of the deferred tax assets of $14.1 million for 2024, of which $5.4 million relates to deferred tax assets arising in a prior year.
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
Interest and penalties related to income tax matters are recognized in (Benefit from) provision for income taxes in the Consolidated Statements of Income. Interest recorded as part of the income tax provisions for 2024, 2023, and 2022 was not material. Accrued interest related to income taxes as of December 31, 2024 and 2023 was not material.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
As of December 31, 2024 and 2023, the Company has not recorded any unrecognized income tax benefits for uncertain tax positions. Enhabit’s federal income tax returns have been examined through the date of the Distribution as part of the examinations of the Encompass consolidated federal income tax returns. All subsequent tax years are open for examination.
12.Derivative Instruments
In October 2022, Enhabit entered into an interest swap agreement with a notional value of $200.0 million and a maturity of October 20, 2025.
The activities of the cash flow hedge included in Accumulated other comprehensive loss for the year ended December 31, 2024 are presented in the following table (in millions):

Cash Flow Hedge
Balance as of December 31, 2023	$(0.5)
Unrealized gain recognized in other comprehensive income, net of tax	1.5
Reclassified to interest expense, net of tax	(1.2)
Balance as of December 31, 2024	$(0.2)
The fair value of derivative assets and liabilities within the Consolidated Balance Sheets are presented in the following table (in millions):

	As of December 31,
	2024	2023
Prepaid and other current assets	$—	$0.7
Other current liabilities	(0.3)	—
Other long-term liabilities	—	(1.3)
Total	$(0.3)	$(0.6)
Fair values for derivative instruments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy.
13.Contingencies and Other Commitments
Enhabit operates in a highly regulated industry in which healthcare providers are routinely subject to litigation. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against the Company. The resolution of any such lawsuits, claims, or legal and regulatory proceedings could materially and adversely affect the Company’s financial position, results of operations, and cash flows in a given period.
There were no claims made against the Company that are probable of loss and reasonably estimable as liabilities within Other current liabilities in the Consolidated Balance Sheet as of December 31, 2024.
Other Commitments
Enhabit is a party to service and other contracts in connection with conducting business. Minimum amounts due under these agreements are $18.3 million in 2025, $4.5 million in 2026, and $— million in 2027 and thereafter. These contracts primarily relate to medical and durable medical equipment used in the two reporting segments, and business and software licensing and support. Certain of these agreements include variable arrangements, such as the cost to the supplier plus a designated mark-up percentage, or a fixed rate per average patient count per month in the two reportable segments.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
14.Segment Reporting
Enhabit’s two reportable segments, Home Health and Hospice, are based on the major types of services provided by the Company, as described below. The Chief Executive Officer, who is also the Chief Operating Decision Maker, uses these segment groupings and the results of each segment, measured by adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”) to evaluate performance and allocate resources, primarily during the annual budget process and regular operational performance reviews. Segment assets are not reviewed by the Chief Operating Decision Maker and therefore are not disclosed below.

•Home Health - Enhabit operates home health agencies in 34 states, with a concentration in the southern half of the United States. As of December 31, 2024, the Company operates 255 home health agencies. Enhabit is the sole owner of 244 of these locations. The Company retains 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice - Enhabit’s hospice operations represent one of the nation’s largest providers of Medicare-certified hospice services. The Company operates hospice provider locations in 25 states, with a concentration in the southern half of the United States. As of December 31, 2024, the Company operates 115 hospice provider locations. Enhabit is the sole owner of 111 of these locations. The Company retains 50.0% to 90.0% ownership in the remaining four jointly owned locations. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies. All revenues for services are generated through external customers. See Note 1, Summary of Significant Accounting Policies—Net Service Revenue, for the disaggregation of revenues. No corporate overhead is allocated to either of the reportable segments. Other cost of service is comprised of third-party services and other individually insignificant costs in the Home Health segment. Other cost of service is comprised of medical director, skilled nursing facilities and other individually insignificant costs in the Hospice segment. Other general and administrative expenses is comprised of licensing fees and other individually insignificant fees for both the Home Health and Hospice segments.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Selected financial information for the reportable segments is as follows (in millions):

	Home Health			Hospice
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Net service revenue	$824.8	$850.1	$877.1	$210.0	$196.2	$194.0

Labor	389.5	398.6	394.1	63.8	62.5	57.0
Supplies and pharmacy	9.9	10.8	12.8	19.4	17.1	17.4
Travel	21.8	22.8	24.4	4.7	4.8	5.0
Other cost of service	7.0	6.8	4.2	14.7	12.2	10.7
Total cost of service, excluding depreciation and amortization	428.2	439.0	435.5	102.6	96.6	90.1
General and administrative salaries	193.2	196.9	196.9	54.0	52.2	54.4
Other general and administrative expenses	42.2	43.7	41.6	11.5	11.2	10.8
Total general and administrative expenses	235.4	240.6	238.5	65.5	63.4	65.2
Other income	—	(0.2)	(0.9)	—	—	—
Noncontrolling interests	1.8	1.4	1.8	0.4	0.1	0.3
Segment Adjusted EBITDA	$159.4	$169.3	$202.2	$41.5	$36.1	$38.4
Total segment reconciliations (in millions):

	Year Ended December 31,
	2024	2023	2022
Total Segment Adjusted EBITDA	$200.9	$205.4	$240.6
Non-segment general and administrative expenses	(113.3)	(128.7)	(102.0)
Interest expense	(42.9)	(43.0)	(15.0)
Depreciation and amortization	(31.5)	(30.9)	(33.0)
Impairment of goodwill	(161.7)	(85.8)	(109.0)
Stock-based compensation expense	(11.7)	(8.9)	(9.2)
Net income attributable to noncontrolling interests	2.2	1.5	2.1
Loss before income taxes and noncontrolling interests	$(158.0)	$(90.4)	$(25.5)
Additional detail regarding the revenues of the operating segments by payer type follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Home Health:
Medicare	$484.6	$557.4	$647.7
Non-Medicare	331.2	283.0	218.3
Private duty(1)	9.0	9.7	11.1
Total Home Health	824.8	850.1	877.1
Hospice	210.0	196.2	194.0
Total net service revenue	$1,034.8	$1,046.3	$1,071.1

(1)    Private duty represents long-term comprehensive hourly nursing medical care.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
15.Related Party Transactions
Separation From Encompass
In connection with the Separation, Enhabit entered into several agreements with Encompass that govern the relationship of the parties following the Distribution, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, and an Employee Matters Agreement. The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) assets, liabilities, and contracts to be transferred, assumed, and assigned to each of Enhabit and Encompass as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Enhabit business with Enhabit and financial responsibility for the obligations and liabilities of Encompass’s remaining business with Encompass, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation between Enhabit and Encompass of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Distribution, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Enhabit’s and Encompass’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of Enhabit’s business and Encompass’s business.
Allocation of Corporate Expenses
Historically Encompass provided the Company with certain services, including, but not limited to, executive oversight, treasury, legal, accounting, human resources, tax, internal audit, financial reporting, information technology and investor relations. After the Separation, some of these services continued to be provided by Encompass to the Company on a temporary basis under the Transition Services Agreement. As of April 1, 2024, these functions are being performed using the Company’s own resources or third‑party providers. The consolidated financial statements through December 31, 2022 included an allocation of these costs for the period prior to July 1, 2022. When specific identification was not practicable, a proportional cost method was used, primarily based on revenue and headcount. These cost allocations reasonably reflected these services and the benefits derived for the periods presented. These allocations may not be indicative of the actual expenses that would have been incurred as an independent, publicly traded company. In addition, the Company’s employees have historically participated in Encompass’s various stock-based plans as discussed in Note 9, Stock-Based Payments.
There were no allocations of services from Encompass to the Company during the years ended December 31, 2024 and 2023. The allocations of services from Encompass to the Company and stock-based compensation during the year ended December 31, 2022 are reflected in General and administrative expenses in the Consolidated Statements of Operations as follows (in millions):

Year Ended December 31,
2022
Overhead allocation	$7.7
Stock-based compensation	$2.5
For information related to the Tax Sharing Agreement with Encompass, see Note 11, Income Taxes.
Data Analytics Investment
During 2019, Enhabit made a $2.0 million investment in Medalogix, LLC, a healthcare predictive data and analytics company; this investment is accounted for under the measurement alternative for investments. In April 2021, Medalogix entered in an agreement whereby TVG Logic Holdings, LLC (“TVG”) acquired a majority of the issued and outstanding membership interests of Medalogix for cash. The transaction closed in May 2021. As a result of the transaction, the Company received $2.0 million of cash and a minority equity investment in TVG and recorded a $1.6 million gain as part of Other income during 2021. During 2024, 2023, and 2022, the Company incurred costs of approximately $4.9 million, $4.5 million, and $4.6 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of service, excluding depreciation and amortization, and General and administrative expenses in the Consolidated Statements of Income.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
16.Supplemental Cash Flow Information
The following table provides supplemental cash flow information and disclosures of non-cash investing and financing activities for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow disclosures:
Cash received (paid) for income taxes	$0.8	$8.2	$(11.9)
Cash paid for interest	$(42.7)	$(40.6)	$(13.1)
Supplemental cash flow disclosures of non-cash investing and financing activities:
Property and equipment additions through finance leases	$5.5	$3.8	$3.5
Operating lease additions	$11.0	$31.6	$10.1
Trade name transfer to Encompass (including deferred tax liability)	$—	$—	$104.2
The following table details supplemental cash flow disclosures related to the reconciliation of cash and cash equivalents and restricted cash balances (in millions):

	As of December 31,
	2024	2023
Cash, cash equivalents, and restricted cash reconciliation:
Cash and cash equivalents	$28.4	$27.4
Restricted cash	1.9	2.4
Cash, cash equivalents, and restricted cash at end of period	$30.3	$29.8

EXHIBIT INDEX
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description
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

2.3
Second Amendment to Transition Service Agreement, dated as of September 1, 2023, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.3 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 15, 2024).

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

19.1†	Enhabit, Inc. Insider Trading Policy, amended and restated, February 19, 2025.
21.1†	List of Subsidiaries.
23.1†	Consent of PricewaterhouseCoopers LLP.
24.1†	Power of Attorney (included on signature page to this Form 10-K).
31.1†	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Enhabit, Inc. Incentive Compensation Recoupment Policy, dated December 1, 2023 (incorporated by reference to Exhibit 97.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 15, 2024).
101.INS†	Inline XBRL Instance Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

† Submitted electronically herewith.
* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Ryan Solomon
Name:	Ryan Solomon
Title:	Chief Financial Officer

Date:	March 6, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Barb Jacobsmeyer	President and Chief Executive Officer and Director (Principal Executive Officer)
March 6, 2025
Barb Jacobsmeyer
/s/ Ryan Solomon	Chief Financial Officer (Principal Financial Officer)
March 6, 2025
Ryan Solomon
/s/ Collin McQuiddy	Chief Accounting Officer (Principal Accounting Officer)
March 6, 2025
Collin McQuiddy
/s/ Jeffrey W. Bolton	Director, Chairperson
March 6, 2025
Jeffrey W. Bolton
/s/ Tina L. Brown-Stevenson	Director
March 6, 2025
Tina L. Brown-Stevenson
/s/ Charles M. Elson	Director
March 6, 2025
Charles M. Elson
/s/ Erin P. Hoeflinger	Director
March 6, 2025
Erin P. Hoeflinger
/s/ Mark W. Ohlendorf	Director
March 6, 2025
Mark W. Ohlendorf
/s/ Stuart McGuigan	Director
March 6, 2025
Stuart McGuigan
/s/ Greg S. Rush	Director
March 6, 2025
Greg S. Rush
/s/ Barry Schochet	Director
March 6, 2025
Barry Schochet