Form 10-K/A
period 2024-12-31
Enhabit, Inc.
filed 2025-04-29
CIK 1803737

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
The registrant had outstanding 50,637,417 shares of common stock as of April 22, 2025.
Documents Incorporated By Reference
None.

Audit Firm ID	Auditor Name	Auditor Location
238	PricewaterhouseCoopers LLP	Dallas, Texas

i

Explanatory Note
Enhabit, Inc. (“Enhabit,” “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K, originally filed on March 6, 2025 (the “Initial Filing”), for the purpose of providing the information required in Part III of Form 10-K. This information was previously omitted from the Initial Filing in reliance on General Instruction G(3) of Form 10-K because we intended to incorporate the required disclosures from our proxy statement relating to our 2025 Annual Meeting of Stockholders. Our 2025 proxy statement, however, will not be filed within the requisite time period to allow incorporation by reference. Accordingly, this Amendment changes our Initial Filing by including the information required by Part III of Form 10-K (Items 10, 11, 12, 13 and 14).
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
Prior to July 1, 2022, we operated as a reporting segment of Encompass Health Corporation (“Encompass”). On March 7, 2022, we changed our name from “Encompass Health Home Health Holdings, Inc.” to “Enhabit, Inc.” On July 1, 2022, Encompass completed the previously announced separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”). As a result of the Distribution, Enhabit is now an independent public company (the “Separation”), and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “NYSE”).

Note Regarding Presentation and Reconciliations of Adjusted EBITDA

The financial data contained in this Amendment includes Adjusted EBITDA, a non-GAAP (generally accepted accounting principles (“GAAP”)) financial measure as defined in Regulation G under the Exchange Act. See Appendix A - Reconciliations of Non-GAAP Financial Measures to GAAP Results for reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP. Non-GAAP financial measures exclude significant components in understanding and assessing financial performance and should therefore not be considered superior to, as a substitute for or alternative to the GAAP financial measures. The Adjusted EBITDA measure in this Amendment may differ from similar measures used by other companies.

ii

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The following table lists all of our executive officers. Each of our executive officers will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position	Since
Barbara A. Jacobsmeyer	59	President and Chief Executive Officer; Director	6/2021
Ryan T. Solomon	45	Chief Financial Officer	12/2024
Dylan C. Black	56	General Counsel and Secretary	1/2023
Julie D. Jolley	53	Executive Vice President of Home Health	5/2019
Jeanne L. Kalvaitis	68	Executive Vice President of Hospice	6/2022
Tanya R. Marion	51	Chief Human Resources Officer	1/2022
Collin S. McQuiddy	48	Senior Vice President and Chief Accounting Officer	8/2024
Executive Biographies
Barbara A. Jacobsmeyer, President and CEO
Ms. Jacobsmeyer has served as President and Chief Executive Officer of Enhabit since June 2021. Prior to that, she served as Encompass’ Executive Vice President of Operations beginning in December 2016. Ms. Jacobsmeyer joined Encompass in 2007 as Chief Executive Officer of the Rehabilitation Hospital of St. Louis, a partnership of BJC HealthCare and Encompass, and then as President of Encompass’ Central Region from 2012 to 2016. Prior to joining Encompass, Ms. Jacobsmeyer served as Chief Operating Officer for Des Peres Hospital in St. Louis, Missouri. She received her bachelor’s degree in physical therapy from St. Louis University and her master’s degree in health services management from Webster University. Ms. Jacobsmeyer, as our President and Chief Executive Officer, directs the strategic, financial, and operational management of the Company and, in this capacity, provides unique insights into its detailed operations. She brings to bear more than 35 years of experience in healthcare operations and management.
Ryan T. Solomon, Chief Financial Officer
Mr. Solomon has served as Chief Financial Officer of Enhabit since December 2024. Prior to Enhabit he served as CFO of Aspirion, a leading technology-enabled healthcare revenue cycle management provider for revenue integrity and complex claims, since October 2023. Prior to that, he served as CFO of AccentCare, a national leader in home health services, personal care services and hospice care, from February 2020 to October 2023. Prior to his roles at AccentCare and Aspirion, Mr. Solomon held roles with increasing responsibility in finance and strategic planning at Apple Leisure Group, an international multi-billion-dollar hospitality conglomerate where he ultimately served as CFO from January 2018 to February 2020, and at Alcon Laboratories and American Airlines.
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
Julie D. Jolley, Executive Vice President of Home Health
Ms. Jolley has been with Enhabit since 2000 and has served in her current role as Executive Vice President of Home Health of Enhabit since May 2019. Prior to that, she served in several roles with increasing responsibility, including as a Regional Vice President and then Regional President. Prior to joining Enhabit, Ms. Jolley was a registered nurse with experience in a variety of practice settings. She received her bachelor’s degree in nursing from Chamberlain University. Ms. Jolley leverages more than 30 years of healthcare experience.

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
Collin S. McQuiddy, Senior Vice President and Chief Accounting Officer
Mr. McQuiddy has served as Senior Vice President and Chief Accounting Officer of Enhabit since August 2024. Prior to joining Enhabit, he served as Senior Director of Finance for UnitedHealthcare of Louisiana, Inc. (a subsidiary of UnitedHealth Group, Inc.) from 2020 until 2024. Prior to that he served as Chief Accounting Officer of LHC Group, Inc., a national provider of in-home healthcare services and innovations from 2019 to 2020. Prior to his work with LHC Group, Inc. Mr. McQuiddy served in various financial, accounting and compliance roles of increasing responsibility with a number of private and public companies. Mr. McQuiddy began his career in public accounting at PricewaterhouseCoopers LLP.
Directors
The board of directors of Enhabit (the “Board”) currently consists of nine members. We identify and describe below the key experience, qualifications and skills our directors bring to the Board.
Jeffrey W. Bolton
Director Since: 7/1/2022
Chairperson Since: 7/25/2024
Board Committees: Audit & Finance; Nominating & Corporate Governance Committees
Age: 69
Mr. Bolton has more than 20 years of executive and board experience in the healthcare sector. Throughout his career, Mr. Bolton has developed a deep knowledge of acute care hospitals and integrated health networks. After serving as Chief Financial Officer at Mayo Clinic from 2002 to 2013, Mr. Bolton served as the Chief Administrative Officer and Vice President for Administration (the most senior non-physician executive) at Mayo Clinic until his retirement in December 2021. While holding this position, Mr. Bolton managed strategic alliances and business development, corporate accounting and external reporting, financial planning and analysis and clinical and hospital administrative operations. Mr. Bolton co-led the development of the organization’s strategic plan and substantially transformed the leadership team. Prior to joining Mayo Clinic, Mr. Bolton worked at Carnegie Mellon University where he held various finance and planning positions, including Chief Financial Officer, and as a Planning and Financial Analyst at the University of Pittsburgh. Mr. Bolton currently serves on the board of Resoundant, Inc., a privately held medical technology company, MCSI, a privately held reference lab company and Alerus Financial Corporation, a publicly traded financial services company (since 2024 when it purchased HMN Financial, Inc., where Mr. Bolton was a director since 2022). In addition to Mr. Bolton’s extensive knowledge of the healthcare industry, he contributes strong leadership, accounting, finance, and strategic planning skills to the Board.

Tina L. Brown-Stevenson
Director Since: 7/1/2022
Board Committees: Nominating & Corporate Governance; Care, Compliance & Cybersecurity (Chairperson) Committees
Age: 68
Ms. Brown-Stevenson is a retired executive who brings nearly three decades of experience in the national healthcare payer industry, where she developed an expertise in health system analytics and data. Ms. Brown-Stevenson joined UnitedHealth Group in 2008 and rose to the role of Senior Vice President of Health System Analytics and Decision Support, where she oversaw the analysis and management of provider and patient data to validate UnitedHealth Group’s strategy and product offerings, before her retirement in 2019. Prior to UnitedHealth Group, Ms. Brown-Stevenson held senior leadership positions at several other healthcare insurance companies. Ms. Brown-Stevenson currently serves on the board of several organizations, including Connecticut Children’s Medical Center and Kyruus Inc., a technology company that provides provider search and scheduling solutions to healthcare organizations. Ms. Brown-Stevenson has demonstrated her leadership and character through involvement on board roles in community, civic, and privately-held organizations. Ms. Brown-Stevenson also provided patient care for many years as a registered nurse. As a result of her leadership roles at several large national payers in the rapidly evolving field of healthcare data and analytics and her various private board memberships, Ms. Brown-Stevenson is in a unique position to draw on her extensive experience to advise on opportunities to improve the quality of care for our patients.
Charles M. Elson
Director Since: 7/1/2022
Board Committee: Nominating & Corporate Governance; Care, Compliance & Cybersecurity Committees
Age: 65
Mr. Elson is a retired professor of Finance and the retired Edgar S. Woolard, Jr. Chair in Corporate Governance at the University of Delaware’s Alfred Lerner College of Business and Economics. Since 2020, he has served as Executive Editor-at-Large of Directors & Boards magazine. Mr. Elson was the Founding Director of the John L. Weinberg Center for Corporate Governance at the University of Delaware and from 2000 to 2021 served in various roles at the University of Delaware. In addition, Mr. Elson serves as Vice Chairman of the American Bar Association’s Committee on Corporate Governance. Mr. Elson was Of Counsel/Consultant to the law firm Holland & Knight LLP from 1995 to 2024. Mr. Elson served on the National Association of Corporate Directors’ Commissions and as a member of the National Association of Corporate Directors’ Best Practices Council on Coping with Fraud and Other Illegal Activity and of that organization’s Advisory Council. Mr. Elson served as a Director of Encompass from 2004 until 2022. Mr. Elson has extensive knowledge of and experience in matters of corporate governance through his leadership roles with various professional organizations. Mr. Elson’s academic, professional and board experiences allow him to effectively address the range of issues facing public companies.
Erin P. Hoeflinger
Director Since: 7/1/2022
Board Committees: Compensation & Human Capital (Chairperson); Care, Compliance & Cybersecurity Committees
Age: 59
Ms. Hoeflinger has over two decades of experience and expertise in the healthcare payer industry and has played key roles in strategy, operations, and general management throughout her career. Ms. Hoeflinger joined Aetna Inc. in 2018 and rose to the role of Senior Vice President of Specialty and Strategic Solutions, where she led the strategy to unite CVS and Aetna assets post-merger until her retirement in 2021. Prior to Aetna, Ms. Hoeflinger held several senior leadership positions at Anthem. Throughout her career, Ms. Hoeflinger has developed an extensive skill set in implementing and leading complex transformations and integrations. Ms. Hoeflinger serves on the board of Midmark Corporation, a privately held manufacturer of medical, dental, and animal healthcare products. She served on the board of First Financial Bancorp, a publicly traded banking and financial services company. She has also served in various local and national private and nonprofit board leadership roles. In addition to Ms. Hoeflinger’s extensive knowledge of the healthcare payer industry, she brings strong strategic planning, risk management, and marketing skills to the Board.
Barbara A. Jacobsmeyer, President and CEO
Director Since: 7/1/2022
Age: 59
Ms. Jacobsmeyer’s biography is included in the “Executive Officers” section above.

Stuart M. McGuigan
Director Since: 3/30/2023
Board Committees: Nominating & Corporate Governance; Care, Compliance & Cybersecurity Committees
Age: 66
Mr. McGuigan currently serves as interim Global Chief Information Officer (“CIO” ) for Fresenius Medical Care, a publicly traded integrated dialysis clinic and device company, a position he has held since 2023. Prior to this position, he served as CIO of the U.S. Department of State (the “Department”) from 2019 to 2021. As CIO, he established technology strategic direction and provided oversight for $2.4 billion of technology programs across the Department. Mr. McGuigan joined the Department from Johnson & Johnson, where he served as CIO from 2012 to 2019 and was responsible for Global Information Technology Strategy and Operations for an organization with 130,000 employees at over 170 overseas and domestic locations. Prior to Johnson & Johnson, Mr. McGuigan served as Senior Vice President and CIO of CVS Caremark, Senior Vice President and CIO of Liberty Mutual and Senior Vice President of Information Services for Medco Health Solutions. Mr. McGuigan has been a director since 2024 at American Water Works, a publicly traded water and wastewater utility company. Mr. McGuigan has an established reputation for rapidly aligning technology innovation with global business needs. He contributes over three decades of information technology (“IT”) and management experience to the Board and contributes to an understanding of every aspect of IT, including IT strategy, Artificial Intelligence, cloud computing, scalable data analytics and risks associated with cybersecurity matters.
Mark W. Ohlendorf
Director Since: 7/25/2024
Board Committees: Audit & Finance; Compensation & Human Capital Committees
Age: 65
Mr. Ohlendorf has more than 30 years of diverse experience in senior-related healthcare. Most recently Mr. Ohlendorf was a consultant focused on post-acute healthcare and related businesses. Mr. Ohlendorf served in various roles at Brookdale Senior Living, Inc., the largest U.S. operator of senior living communities, including CFO, Co-President and President. Prior to Brookdale, Mr. Ohlendorf served in various roles at Alterra Healthcare Corporation, a national assisted living company, including President and Chief Executive Officer, and as Vice President and Chief Financial Officer of VITAS Healthcare Corporation, a leading hospice and palliative care provider. Mr. Ohlendorf brings senior healthcare management expertise to the board as well as accounting and financial expertise.
Gregory S. Rush
Director Since: 7/1/2022
Board Committees: Audit & Finance (Chairperson); Compensation & Human Capital Committees
Age: 57
Mr. Rush has more than 30 years of financial experience and expertise within the clinical research organization (“CRO”), healthcare, technology, and professional services organizations. He joined Parexel International Corporation, a global CRO, as Executive Vice President and Chief Financial Officer in 2018. Prior to Parexel, Mr. Rush served from 2013 to 2018 as Executive Vice President and Chief Financial Officer of Syneos Health, Inc., a publicly traded biopharmaceutical services organization. Mr. Rush’s experience also includes developing innovative financial management strategies, strong capital structures, high levels of operational support and sound corporate governance. His extensive knowledge in financial operations, capital market transactions, financial reporting, and acquisitions provides valuable insight on financial and management strategies to the Board.
Barry P. Schochet
Director Since: 3/30/2023
Board Committees: Nominating & Corporate Governance (Chairperson); Audit & Finance Committees
Age: 74
Mr. Schochet serves as a Healthcare Operating Partner at CIC Partners, a private equity investment firm, a position he has held since 2007. He is also a director of BroadJump LLC, a privately held healthcare supply chain analytics company. Mr. Schochet served as the President and CEO of BPS Health Ventures, a healthcare consulting and investment firm and as Vice Chairman (after holding numerous senior executive positions) at Tenet Healthcare. Additionally, Mr. Schochet served as a director for several healthcare companies, including Omnicare Inc. and Universal Hospital Services (now Agiliti, Inc.), both publicly traded companies. Mr. Schochet contributes more than 40 years of strategic business and healthcare compliance expertise and provides extensive financial and leadership experience to the Board.

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
•comply with the duties and responsibilities set forth in the Corporate Governance Guidelines and in our Amended and Restated Bylaws (the “Bylaws”);
•comply with all duties of care, loyalty, and confidentiality applicable to directors of publicly traded Delaware corporations; and
•adhere to our Standards of Business Ethics and Conduct, including the policies on conflicts of interest.
Our Nominating & Corporate Governance Committee oversees and periodically reviews the Guidelines and recommends any proposed changes to the Board for approval.
Code of Ethics
We have adopted the Standards of Business Ethics and Conduct, our “code of ethics,” that applies to all employees, directors, and officers, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of ethics covers a variety of matters, such as acting with integrity, compliance with laws, avoiding conflicts of interest, and patient privacy. We disclose any amendments to, or waivers from, the code of ethics for executive officers and directors on our website at https://investors.ehab.com promptly following the date of the amendment or waiver. Upon written request to our corporate secretary, we will also provide a copy of the code of ethics free of charge.
Insider Trading Policy
We have adopted an insider trading compliance policy that governs the purchase, sale, and other transactions of the Company’s securities by our directors, officers, and employees, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards.
Corporate Website
We maintain a “Governance” section on our website at https://investors.ehab.com where you can find copies of our principal governance documents, including:
•Amended and Restated Certificate of Incorporation and Bylaws;
•Charters of each standing committee of the Board;
•Corporate Governance Guidelines;
•Standards of Business Ethics and Conduct;
•Incentive Compensation Recoupment Policy; and
•Insider Trading Policy.

Board Structure and Committees
Board Structure and Meetings
Our business, property, and affairs are managed under the direction of our Board. Our Corporate Governance Guidelines provide for an independent director to serve as the non-executive chairperson of the Board, who sets the agenda for and presides over Board meetings, coordinates the work of the committees of our Board, oversees the distribution of materials to members of the Board and performs other duties delegated to the chairperson by the Board. The non-executive chairperson also presides over independent sessions generally held at each Board meeting. The Board adopted this structure to promote decision-making and governance independent of that of our management and to better perform the Board’s monitoring and evaluation functions. Members of the Board are kept informed of our business through discussions with our chief executive officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.
The Board has the four standing committees set out in the table below. Each Board committee is led by a different independent chairperson, and all members of our Board committees are independent directors. Each committee is governed by a charter and reports its actions and recommendations to the full Board. Each committee has the authority to retain, at the expense of the Company, outside advisors, including consultants and legal and accounting advisors. The following table shows the membership of each Board committee prior to the 2024 Annual Meeting of Stockholders on July 25, 2024.

Director	Audit & Finance	Compensation & Human Capital	Care, Compliance & Cybersecurity	Nominating & Corporate Governance
Jeffrey W. Bolton	X			Chair
Tina L. Brown-Stevenson			X	X
Yvonne M. Curl*		X		X
Charles M. Elson	X			X
Leo I. Higdon, Jr.*	X
Erin P. Hoeflinger		X	X
Susan A. La Monica*		Chair
John E. Maupin, Jr.*	X		Chair
Stuart M. McGuigan			X	X
Gregory S. Rush	Chair
Barry P. Schochet			X	X
L. Edward Shaw, Jr.*		X		X
*Departed the Board following the 2024 Annual Meeting of Stockholders.
The following table shows the membership of each Board committee following the 2024 Annual Meeting of Stockholders on July 25, 2024.

Director	Audit & Finance	Compensation & Human Capital	Care, Compliance & Cybersecurity	Nominating & Corporate Governance
Jeffrey W. Bolton	X			X
Tina L. Brown-Stevenson			Chair	X
Charles M. Elson			X	X
Erin P. Hoeflinger		Chair	X
Stuart M. McGuigan		X	X
Mark W. Ohlendorf**	X	X
Gregory S. Rush	Chair	X
Barry P. Schochet	X			Chair
**Joined the Board following the 2024 Annual Meeting of Stockholders.

The Board and each committee met the following number of times during 2024. All directors attended more than 90% of Board meetings and 90% of all committee meetings.

	Board	Audit & Finance	Compensation & Human Capital	Care, Compliance & Cybersecurity	Nominating & Corporate Governance
Meetings	20	10	6	5	7
Audit & Finance Committee
The Audit & Finance Committee’s purpose, per the terms of its charter, is to assist the Board in fulfilling its responsibilities to the Company and its stockholders, particularly with respect to the oversight of the accounting, auditing, financial reporting, and internal control and compliance practices of the Company. The specific responsibilities of the Audit & Finance Committee are, among others, to:
•assist the Board in the oversight of the integrity of our financial statements and compliance with legal and regulatory requirements, the qualifications and independence of our independent auditor, and the performance of our internal audit function and our independent auditor;
•appoint, compensate, replace, retain, and oversee the work of our independent auditor;
•at least annually, review a report by our independent auditor regarding the Company’s internal quality control procedures, material issues raised by certain reviews, inquiries or investigations relating to independent audits within the last five years, and relationships between the independent auditor and the Company;
•review and evaluate our quarterly and annual financial statements with management and our independent auditor, including management’s assessment of and the independent auditor’s opinion regarding the effectiveness of our internal control over financial reporting;
•review and discuss capital structure and management of debt;
•discuss with management earnings press releases as well as financial information and earnings guidance provided to analysts and rating agencies;
•discuss policies with respect to risk assessment and risk management, and review the Company’s insurance policies; and
•appoint and oversee the activities of our Vice President of Internal Audit, who has the responsibility to identify violations of Company policy and law relating to accounting or public financial reporting.
The Board has also determined that each Audit & Finance Committee member is “financially literate” as defined by NYSE and has accounting or related financial management expertise, and that Mr. Rush is an audit committee “financial expert” as defined by the SEC.
Compensation & Human Capital Committee
The Compensation & Human Capital Committee’s purpose and objectives are to attract and retain high-quality personnel to better ensure the long-term success of the Company and the creation of long-term shareholder value. Accordingly, this committee oversees our compensation and employee benefit objectives, plans, and policies and approves, or recommends to the independent members of the Board for approval, the individual compensation of our executive officers. This committee also reviews our human capital strategy and management activities, such as employee and management recruiting, retention and development initiatives.
The specific responsibilities of this committee are, among others, to:
•review and approve our compensation programs and policies, including our benefit plans, incentive compensation plans, and equity-based plans and administer those plans as may be required;
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
•review and approve (or recommend to the Board in the case of the chief executive officer) employment arrangements, severance arrangements, and termination arrangements and change in control arrangements to be made with any executive officer;
•oversee long-term succession plans for senior management;
•review at least annually material compensation and human capital related risk exposures as well as management’s efforts to monitor and mitigate those exposures; and
•review and recommend to the Board compensation for the non-employee members of the Board.
Care, Compliance & Cybersecurity Committee
The Care, Compliance & Cybersecurity Committee’s function is to assist our Board in fulfilling its fiduciary responsibilities relating to our regulatory compliance and cyber risk management activities and to oversee the delivery of high quality care to our patients. The committee is primarily responsible for overseeing, monitoring, and evaluating our compliance with regulatory obligations other than tax and securities law-related obligations and reviewing the quality of services provided to patients. The specific responsibilities of the Care, Compliance & Cybersecurity Committee are, among others, to:
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

Compensation of Directors
Pursuant to its charter, the Compensation & Human Capital Committee evaluates the compensation of our non‑employee directors, including the respective chairperson fees, and recommends any changes it deems advisable to the Board, which is responsible for adopting the final form and amount of non-employee director compensation. As part of its annual review, the Compensation & Human Capital Committee receives comparative peer and industry data and recommendations from its independent compensation consultant, Pay Governance.
In 2024, we provided the following compensation to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(4)	All Other Compensation ($)	Total ($)
Leo I. Higdon, Jr., Chairperson (until 7/25/2024)(1)	84,783	—	—	84,783
Jeffrey W. Bolton, Chairperson (since 7/25/2024)(3)	111,792	150,008	—	261,800
Tina L. Brown-Stevenson	84,777	150,008	—	234,785
Yvonne M. Curl(1)	49,369	—	—	49,369
Charles M. Elson(3)	78,668	150,008	—	228,676
Erin P. Hoeflinger(3)	83,598	150,008	—	233,606
Susan A. La Monica(1)	46,732	—	—	46,732
John E. Maupin, Jr.(1)	47,625	—	—	47,625
Stuart M. McGuigan(3)	74,918	150,008	—	224,926
Mark W. Ohlendorf (2)(3)	32,527	150,008	—	182,535
Gregory S. Rush(3)	99,911	150,008	—	249,919
Barry P. Schochet(3)	83,598	150,008	—	233,606
L. Edward Shaw, Jr.(1)	49,369	—	—	49,369
(1)Departed the Board at the 2024 Annual Meeting of Stockholders on July 25, 2024.
(2)Joined the Board at the 2024 Annual Meeting of Stockholders on July 25, 2024.
(3)Fees earned include amounts paid in deferred stock units under the Director Deferred Compensation Plan. Messrs. Bolton; Elson; McGuigan; Ohlendorf; Rush; and Schochet and Ms. Hoeflinger received 5,267; 2,633; 2,633; 2,633; 3,511; 3,336; 3,336 deferred stock units, respectively, in lieu of fourth quarter 2024 cash compensation.
(4)Each non-employee director elected at the 2024 Annual Meetings of Stockholders received awards of restricted stock units, or RSUs, with a grant date fair value computed in accordance Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The number of Enhabit RSUs granted was calculated by dividing the target value by the closing trading price of Enhabit common stock on the NYSE on the date of grant.

Ms. Jacobsmeyer received no additional compensation for serving on the Board.
In 2024, the Company granted each non-employee director who was elected as a director at the Annual Meeting of Stockholders, an RSU award with a targeted value of $150,000 as annual equity compensation. The annual equity grant vested upon grant and will be settled in shares of our common stock following the director’s departure from the Board. It is expected that each non-employee member of the Board will receive a similar annual grant of RSUs valued at $150,000 in 2025.
In 2024, our non-employee directors received an annual base cash retainer of $75,000. We also paid the following chairperson fees to compensate for the enhanced responsibilities and time commitments associated with those positions:

Chairperson Position	Chairperson Fees(1) ($)
Chairman of the Board	75,000
Audit & Finance Committee	25,000
Compensation & Human Capital Committee	20,000
Care, Compliance & Cybersecurity Committee	15,000
Nominating & Corporate Governance Committee	20,000
(1) Chairperson fees are prorated if there is a change during the year.
The annual base cash retainer and chairperson fees are paid quarterly and prorated for partial years of service.
The Board adopted the Enhabit, Inc. Director Deferred Compensation Plan in October 2024. The Director Deferred Compensation Plan allows directors to elect to (1) receive Enhabit common stock in lieu of retainer or committee fees or other cash compensation and (2) defer receipt of such common stock in the form of deferred stock units (or DSUs). The number of shares issued to a director who elects to receive shares of Enhabit common stock in lieu of cash compensation is calculated by dividing the dollar value of the cash compensation that otherwise would have been paid to such director on a particular date by the closing price of the Company's common stock on the trading day immediately prior to such date.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes the philosophy, objectives, principles and components of the material elements of the Company’s executive compensation program and describes the 2024 compensation for our Named Executive Officers (“NEOs”). Our NEOs for 2024 are:

Name	Title
Barbara A. Jacobsmeyer	President and Chief Executive Officer
Ryan T. Solomon(1)	Chief Financial Officer
Dylan C. Black	General Counsel and Secretary
Julie D. Jolley	Executive Vice President of Home Health
Tanya R. Marion	Chief Human Resources Officer
Crissy B. Carlisle(1)	Former Chief Financial Officer
(1) In December 2024, Ms. Carlisle departed from the Company, and Mr. Solomon joined as Chief Financial Officer.
The Company completed its first full year operating as a standalone public company in 2023, following its Separation from Encompass in July 2022. Prior to the Separation, the compensation structure for senior management was determined under the compensation philosophy, programs, and practices of Encompass and by Encompass’ compensation committee. Following the Separation, the Company’s Compensation & Human Capital Committee (the “Compensation Committee”), in consultation with its independent advisors and management, reviewed and subsequently revised historical programs and practices to better align with the Company’s market capitalization, capital structure, revenues, industry, employee population and goals as a standalone entity. The Compensation Committee has focused on performance goals and metrics in the senior management bonus plan and the long-term equity incentive plan and peer alignment in the overall compensation program.
EXECUTIVE SUMMARY
2024 Operational Achievements:
•Grew the percentage of home health visits in our Payer Innovation contracts throughout 2024; ending the year with 48% of non-Medicare visits in Payer Innovation contracts, up from 22% in fourth quarter of 2023.
•Stabilized Medicare fee-for-service admissions as a percentage of overall home health admission; Medicare fee-for-service admissions were 44% of total home health admissions in the last three quarters of 2024.
•Grew hospice census steadily throughout 2024 with the use of the case management model; average daily census increased sequentially every month in 2024 (beginning January with 3,433 and ending December with 3,729).
•Opened six de novo locations; five hospice and one home health. Additional locations were pending regulatory approval at the end of 2024.
•Delivered high-quality outcomes for our patients. Our 30-day hospital readmission rate was 20.0% better than the national average, and our hospice visits in the last days of life were 41.6% better than the national average.
2024 Financial Performance:
•2024 consolidated net revenue of $1,034.8 million.
•2024 Adjusted EBITDA of $100.1 million. Adjusted EBITDA improved 2.6% year over year.
•Reduced debt by $40.0 million, including $20.0 million in voluntary debt payments.

2024 Quality of Care Performance:
•Exceeded all of our key quality of care performance metrics:
•60-Day Home Health Acute Care Hospitalization Rate
•Hospice Revocation Rate
•Home Health Patient and Family Experience
•Hospice Patient and Family Experience
2024 Incentive Compensation Plan Outcomes
•Based on achievement of our quality of care performance, our Senior Management Bonus Plan (“SMBP”), which is our short-term annual performance plan, paid out at 25% of target.

EXECUTIVE COMPENSATION PHILOSOPHY
The Company’s people strategy is to win the talent war by attracting, rewarding and investing at all levels in our organization, including our executive officers. Our 2024 compensation program philosophy builds off this strategy by:
•providing a competitive rewards program for senior management that aligns management’s interests with those of the Company’s long-term stockholders;
•aligning compensation with corporate, regional and business unit outcomes by recognizing performance with appropriate levels and forms of awards;
•establishing financial and operational goals to drive strong financial and quality of care performance over time; and
•placing 100% of annual cash incentives and a majority of equity incentive awards at risk by directly linking those incentive payments and awards to the Company’s performance.
We believe this philosophy enables us to attract, motivate, and retain talented and engaged executives who will enhance long-term stockholder value. The Compensation Committee, in consultation with its independent advisors and management, designed the compensation philosophy and programs for 2024 to align with the Company’s objectives.

Compensation Best Practices
To ensure the Company has strong corporate governance as well as balanced risk mitigation, we have adopted the following best practices related to executive compensation:

What We Do		What We Don’t Do
✓	Emphasis on performance-based variable compensation	✓	No perquisites for executive officers
✓	Majority of long-term incentive awards are performance-based	✓	No “single-trigger” vesting for equity awards in the event of a change in control
✓	Short-term incentive plan includes both financial and quality of care metrics	✓	No hedging or pledging of Company stock
✓	Robust stock ownership requirements for officers and directors	✓	No tax gross-ups on termination payments related to a change in control
✓	Conduct annual review of our compensation peer group and competitiveness of executive compensation	✓	No dividends paid on unvested equity awards
✓	Cash severance provisions aligned with market practices	✓	No defined benefit pension plans for executives
✓	“Double-trigger” vesting for equity awards in the event of a change in control	✓	No option repricing
✓	Capped incentive payouts in performance plans
✓	Dodd-Frank compliant clawback policy, plus a supplemental policy that permits recoupment in the event of certain misconduct (even in the absence of a financial restatement) and requires reimbursement of incentive compensation paid (including time-based and performance-based awards)
✓	Compensation Committee comprised solely of independent directors
✓	Proactive stockholder engagement
✓	Independent compensation consultant
Say-on-Pay Vote
The annual say-on-pay vote is one of our opportunities to receive feedback from stockholders regarding our executive compensation program, and our Compensation Committee takes the result of this vote into account when determining the compensation of the Company’s executive officers. At our 2024 Annual Meeting of Stockholders, our stockholders approved our say-on-pay proposal, with over 88% of shares voting (excluding broker non-votes) to approve.

Target Pay Opportunities for NEOs
The Company’s executive compensation program is designed to provide a strong correlation between pay and performance. “Pay” refers to the value of an executive’s target total direct compensation, or “TDC,” calculated as follows:

Base Salary	+	Target Annual Cash Incentives	+	Target Long-Term Equity Incentives	=	Target Total Direct Compensation

NEO Target Total Direct Compensation for 2024
Named Executive Officer	Base Salary ($)	Target Annual Cash Incentive ($)	Target Long-Term Equity Incentive ($)	Target Total Direct Compensation ($)
Barbara A. Jacobsmeyer	850,000	892,500	2,677,501	4,420,001
Ryan T. Solomon(1)	500,000	350,000	625,000	1,475,000
Dylan C. Black	350,002	245,000	350,000	945,002
Julie D. Jolley	390,000	273,000	390,000	1,053,000
Tanya R. Marion	350,002	245,001	350,002	945,005
Crissy B. Carlisle(1)	400,001	280,000	500,001	1,180,002
(1) In December 2024, Ms. Carlisle departed from the Company, and Mr. Solomon joined as Chief Financial Officer.
In 2024, all cash incentive target amounts and a substantial portion of NEO equity award values were dependent on performance measured against predetermined objectives approved by the Compensation Committee. The charts below reflect: (1) the portion of our NEOs’ 2024 target TDC that is performance-based and (2) the time frame (i.e., annual vs. long-term) for our NEOs to realize value under our various TDC components. While Mr. Solomon joined the Company in December 2024, his TDC compensation targets are included in this presentation since his TDC was established in 2024. See the 2024 Summary Compensation Table for further information.

President & Chief Executive Officer (Jacobsmeyer)
	57% Performance-Based

Base Salary	Annual Cash Incentive	PSU	RSU
19%	20%	37%	24%

		61% Long-Term

Average for Other NEOs
	49% Performance-Based

Base Salary	Annual Cash Incentive	PSU	RSU
35%	25%	24%	16%

		40% Long-Term

DETERMINATION OF COMPENSATION
Compensation Objectives
The Compensation Committee’s objectives are to provide competitive compensation programs to attract and retain executive talent necessary to achieve the Company’s strategic objectives and to ensure incentive plan (annual and long-term) outcomes are aligned with Company performance. Executives may achieve above-target compensation for exceptional performance relative to target performance goals and below-target levels of compensation for performance that does not meet our objectives.
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

Compensation Survey Sources
s	Mercer Benchmark Database	s	Mercer Integrated Health Networks
For the purposes of setting 2024 compensation, our Company’s compensation peer group, as reviewed and approved by the Compensation Committee, included the following 16 companies:

2024 Compensation Peer Group
s	Addus HomeCare Corporation	s	InnovAge Holding Corp.	s	Premier, Inc.
s	Amedisys, Inc.	s	LifeStance Health Group, Inc.	s	The Ensign Group, Inc.
s	American Oncology Network, Inc.	s	ModivCare, Inc.	s	The Pennant Group, Inc.
s	Aveanna Healthcare Holdings, Inc.	s	National HealthCare Corporation	s	U.S. Physical Therapy, Inc.
s	Cross Country Healthcare, Inc.	s	P3 Health Partners Inc.
s	DocGo Inc.	s	Pediatrix Medical Group, Inc.
The Compensation Committee’s goal in selecting its compensation peer group is to create a comparison group that acts as an appropriate frame of reference for compensation market comparisons. The Compensation Committee selected the 2024 compensation peer group using the following criteria as a guide:
•Company Type / Geography: publicly-traded on a major U.S. exchange and headquartered in the U.S.
•Primary Industry: healthcare services or health care facilities with a focus on companies providing home health, hospice, personal care and nursing/physician staffing/services
•Revenues: approximately 0.4 to 2.5 times Enhabit’s revenue
•Market Capitalization: less than 4.0 times Enhabit’s market capitalization
•Numerous Qualitative Factors: examples include number of employees, competitor for talent, proxy advisor-defined peers, and operating geography.
The Compensation Committee revised the compensation peer group for 2024 compensation to align more closely with peer median revenue. Specifically, AMN Healthcare Services, Inc., Surgery Partners, Inc., and Chemed Corporation were removed and America Oncology Network, Inc., DocGo Inc., LifeStance Health Group, Inc., P3 Health Partners Inc., and U.S. Physical Therapy, Inc. have been added. Additionally, LHC Group, Inc. and Signify Health, Inc. were removed due to acquisition.

The Compensation Committee considered a number of factors in determining the base salaries, annual incentive opportunities, and long-term incentive awards of our NEOs for 2024, including the executive’s experience and role in executing day-to-day responsibilities along with executing longer-term standalone public company strategic goals, internal equity within executive management, and the executive’s performance. The Compensation Committee also reviewed competitive data from the aforementioned sources related to base salary levels, annual incentives, and long-term incentives for each executive and the NEO group as a whole. For 2024 compensation, the Compensation Committee reviewed total direct compensation opportunities at the 25th, 50th and 75th percentiles of the survey data and the compensation peer group data (“market data”) and established target total direct compensation that was within a competitive range of the market median.
The Compensation Committee, with input from its advisor, recognizes the competitive market data changes from year to year and places emphasis on sustained compensation trends to avoid short-term anomalies. In general, the Compensation Committee views compensation 15% above or below the 50th percentile to be within a competitive range given year to year variability in the data.
ELEMENTS OF EXECUTIVE COMPENSATION
The primary elements of our executive compensation program are:

Base Salary	+	Annual Cash Incentives	+	Long-Term Equity Incentives

Component	Purpose
Base Salary	Provide our executives with a competitive level of fixed pay.
Annual Cash Incentives	Intended to drive Company performance during the applicable year.
Long-Term Equity Incentives	Intended to focus executive attention on longer-term strength of the business and align their interests with our stockholders’ interests over a multiyear period.
Health and Welfare Benefits	Provide our executives with programs that promote health and financial security, which all eligible employees receive.
Base Salary
We provide officers and other employees with base salaries to compensate them with a competitive level of fixed pay. The Compensation Committee reviews base salaries annually for its executive officers. The Compensation Committee considered market data, each individual’s experience and responsibilities, achievement of performance objectives, internal equity, and recommendations provided by the CEO for her direct reports. Base salaries for our NEOs did not increase in 2023 or 2024.

Named Executive Officer	Annual Base Salary Rates as of December 31, 2024 ($)
Barbara A. Jacobsmeyer	850,000
Ryan T. Solomon	500,000
Dylan C. Black	350,002
Julie D. Jolley	390,000
Tanya R. Marion	350,002
Crissy B. Carlisle	400,001
Annual Incentives
Establishing the Target Annual Incentive Opportunity
Our 2024 SMBP was designed to incentivize and reward our NEOs and others for annual performance as measured against predetermined quantitative metrics intended to improve company performance and create value for our stockholders. Under the SMBP, a target annual incentive opportunity, expressed as a percentage of base salary, is determined for each participant.

Named Executive Officer	Base Salary ($)	Target Incentive Opportunity (%)	Target Cash Annual Incentive ($)
Barbara A. Jacobsmeyer	850,000	105%	892,500
Ryan T. Solomon	500,000	70%	350,000
Dylan C. Black	350,002	70%	245,001
Julie D. Jolley	390,000	70%	273,000
Tanya R. Marion	350,002	70%	245,001
Crissy B. Carlisle	400,001	70%	280,001
Plan Metrics and Goals
For 2024, the Compensation Committee approved two quantitative metrics: Adjusted EBITDA to focus on financial performance and a “Quality Scorecard” comprised of four sub-metrics to focus on quality-of-care operational performance. The Compensation Committee then assigned weightings (as a percentage of total annual incentive opportunity) to the metrics and sub-metrics. The tables below set forth the quantitative metrics, goals and weightings under the 2024 SMBP, which were the same for all our NEOs.
To reward exceptional company performance, the NEOs have the opportunity to receive a maximum payout (200% of target) in the event results reach a predetermined level of high performance for each metric. Conversely, if results are less than threshold (50% of target) for a metric, then no payout is awarded for such metric. Additionally, to stress the importance of financial performance in 2024, the Compensation Committee added a payout qualifier to the Quality Scorecard metric: target Adjusted EBITDA must be achieved in order to get a maximum (200%) Quality Scorecard payout, otherwise the maximum Quality Scorecard payout is lowered to 150% of target.

2024 SMBP Metrics and Weightings
Financial: Adjusted EBITDA	80%
Quality Scorecard	20%

Goals and Payout Opportunities: Adjusted EBITDA
Target 100%	Maximum 200%
$103.5 million	$113.9 million

Goals and Payout Opportunities: Quality Scorecard
Quality Scorecard Sub-Metrics	Weight	Target 100%	Maximum 200%
60-Day Home Health Acute Care Hospitalization Rate NQF #0171	25%	14.1%	13.8%
Hospice Revocation Rate	25%	6.3%	5.8%
Home Health Patient and Family Experience	25%	81.2%	81.4%
Hospice Patient and Family Experience	25%	86.2%	86.4%
It is important to note the following:
•With our current quality performance at or above national averages for many key quality performance metrics, the difficulty of achieving improved basis point changes in our quality sub-metrics explains the narrow spread between the threshold and maximum targets.
•Performance metrics can be achieved independently of each other.
•As results increase above the threshold, a corresponding percentage of the target cash incentive will be awarded. In other words, levels listed are on a continuum, and straight-line interpolation is used to determine the payout multiple between two payout levels shown in the table above.

Assessing and Rewarding 2024 Achievement of Goals
After the close of the year, the Compensation Committee assessed performance against the quantitative goals for each metric to determine a weighted average, or the percentage of each NEO’s target incentive that had been achieved. Since target Adjusted EBITDA was not achieved, the Quality Scorecard metric payout was limited to 150% of target despite achieving a performance level of 200%. Additionally, considering the Company’s overall financial performance, the Compensation Committee used negative discretion to further reduce the SMBP payout by 5% (from a formulaic payout of 30% down to a final payout of 25%). The 2024 awards were paid in shares of Company common stock in early 2025 upon approval of the performance results by the Compensation Committee. The results of 2024 SMBP are as follows:

2024 Adjusted EBITDA Results
Actual Performance	% of Target Achievement
$100.1 million	Below Threshold

2024 Quality Scorecard Results
Metric	Weight	Actual Performance	% of Target Achievement	Weighted Metric Achievement
60-Day Home Health Acute Care Hospitalization Rate NQF #0171	25.0%	13.7%	200.0%	50.0%
Hospice Revocation Rate	25.0%	5.5%	200.0%	50.0%
Home Health Patient and Family Experience	25.0%	81.4%	200.0%	50.0%
Hospice Patient and Family Experience	25.0%	87.1%	200.0%	50.0%
				200.0%
Quality Scorecard Payout Qualifier Reduction to 150%				150.0%

2024 SMBP Result
Metric	Weight	% of Target Metric Achievement	Weighted Achievement
Adjusted EBITDA	80.0%	—%	—%

Quality Scorecard	20.0%	150.0%	30.0%
			30.0%
Compensation Committee Negative Discretion Reduction			(5.0)%
			25.0%

2024 SMBP - Amounts Earned
Named Executive Officer	Base Salary ($)	Target Annual Incentive Opportunity (%)	Target Annual Incentive ($)	Amount of 2024 SMBP Earned (25%)(2) ($)
Barbara A. Jacobsmeyer	850,000	105%	892,500	223,125
Ryan T. Solomon(1)	500,000	70%	350,000	7,292
Dylan C. Black	350,002	70%	245,001	61,250
Julie D. Jolley	390,000	70%	273,000	68,250
Tanya R. Marion	350,002	70%	245,001	61,250
Crissy B. Carlisle	400,001	70%	280,001	70,000
(1) Mr. Solomon joined as Chief Financial Officer in December 2024. He received a pro-rated payment.
(2) The NEOs, other than Ms. Carlisle, received fully vested shares of Company common stock with a one-year holding requirement in lieu of cash for the 2024 SMBP payment. NEOs received the following amount of shares of Company common stock: Jacobsmeyer (27,822), Solomon (910), Black (7,638), Jolley (8,510), and Marion (7,638). Ms. Carlisle’s 2024 SMBP was paid in cash pursuant to the terms of her Separation and Release Agreement.

Long-Term Incentives
To further align management’s interests with the interests of stockholders, a significant portion of each NEO’s target total direct compensation for 2024 was in the form of long-term equity awards. For 2024, Enhabit’s equity incentive program provided participants at all officer levels with the opportunity to earn performance-based restricted stock units, or “PSUs,” and time-based restricted stock units, or “RSUs.”
Each executive officer has a target long-term incentive (“LTI”) equity award opportunity. The Compensation Committee may increase or decrease the target LTI equity award opportunity for a given year based on prior years’ performance. For 2024, in consultation with the chief executive officer, the Compensation Committee increased and decreased certain target LTI equity opportunities as set forth below.
The following tables summarize the 2024 target LTI equity award opportunity levels, equity compensation mix, and number of awards granted for each of our NEOs. The number of RSUs and PSUs granted to each NEO was determined by dividing the applicable portion of the target LTI equity award opportunity for such award type by a 10-day average stock price prior to the date of grant. Note that while the full number and value of PSU awards are described in this narrative, for purposes of the “2024 Summary Compensation Table” and the “Grants of Plan-Based Awards During 2024” table below, only the portion of the PSUs for which the performance metrics were established in 2024 are reported as granted in 2024.

2024 Long-Term Equity Incentive Plan Target Opportunity
Named Executive Officer(1)	Base Salary ($)	Target LTI Equity Award Opportunity (%)	Total Target LTI Equity Award Opportunity ($)	Adjusted Total Target LTI Equity Award Opportunity ($)	Award as a % Target LTI Equity Award Opportunity (%)
Barbara A. Jacobsmeyer	850,000	315%	2,677,501	2,677,501	100%
Dylan C. Black	350,002	100%	350,002	350,002	100%
Julie D. Jolley	390,000	100%	390,000	425,000	109%
Tanya R. Marion	350,002	100%	350,002	382,000	109%
Crissy B. Carlisle	400,001	125%	500,001	425,001	85%
(1) Mr. Solomon joined as Chief Financial Officer in December 2024 and did not receive a 2024 LTI award.

2024 Long-Term Equity Incentive Plan Mix and Awards
Named Executive Officer(1)	PSUs as a % of the Award	Awarded PSUs (#)	RSUs as a % of the Award	Awarded RSUs (#)
Barbara A. Jacobsmeyer	60%	171,452	40%	114,302
Dylan C. Black	60%	22,413	40%	14,942
Julie D. Jolley	60%	27,215	40%	18,144
Tanya R. Marion	60%	24,462	40%	16,308
Crissy B. Carlisle	60%	27,215	40%	18,144
(1) Mr. Solomon joined as Chief Financial Officer in December 2024 and did not receive a 2024 LTI award.
2024 Performance-Based Restricted Stock Unit Awards
The Compensation Committee determined that performance-based vesting conditions for the PSUs granted in 2024 were appropriate to further align leadership with the interests of stockholders and promote specific performance objectives while facilitating executive stock ownership. The PSUs entitled the NEOs to receive a predetermined range of shares upon achievement of specified performance objectives. The recipients of PSU awards do not have voting rights.
For the 2024 PSU awards, the number of shares earned will be determined at the end of a three-year performance period based on the level of achievement of adjusted free cash flow per share (“FCFPS”) and relative total shareholder return (“rTSR”). The FCFPS metric is measured as an average of three one-year performance periods: 2024, 2025, and 2026. The Compensation Committee will set the FCFPS goal for each year of the performance period at the start of such year. Given our short history as a standalone public company, the approach to use an average of three years was chosen since it is challenging to project FCFPS performance goals over a three-year performance period. TSR is measured over the full three-year performance period and is based on the percentile rank of the Enhabit total shareholder return versus the total shareholder return of the constituents in the S&P Healthcare Services Select Industry Index (as constituted on January 1, 2024) at the end of the three-year performance period. The weighting of the two metrics is outlined below.

2024 Time-Based Restricted Stock Unit Awards
A portion of 2024 long-term incentive award value was provided in RSUs to provide retention incentives to executives and facilitate stock ownership, which creates alignment with shareholders. The recipients of RSU awards do not have voting rights until the award vests and is settled in shares. For the 2024 RSU award, one-third of the RSUs vests on the first anniversary of the grant date, one-third of the RSUs vests on the second anniversary of the grant date, and the final third vests on the third anniversary of the grant date.

Other 2024 NEO Compensation
New Hire Compensation
Enhabit offers a new hire bonus and incentive equity awards to certain senior officers as a recruitment tool. Mr. Solomon received a special lump sum $300,000 new hire bonus in 2024, which is subject to a two-year clawback for voluntary departure without good reason or termination for cause. Mr. Solomon also received a one-time RSU award with a target value of $1,000,000, which was granted in December 2024, and vests 50% on the first anniversary of the date of grant, 25% on the second anniversary of the date of grant, and 25% on the third anniversary of the date of grant.
Carlisle Separation and Release Agreement
In August 2024, Ms. Carlisle and the Company entered into a Separation and Release Agreement which is described under “Potential Payments Upon Termination of Employment-Carlisle Separation and Release Agreement” below.
Benefits
Our NEOs are eligible for the same customary employee benefits offered to all eligible Enhabit employees.
Perquisite Practices
Enhabit does not have any perquisite plans or policies in place for its executive officers. We also do not provide tax payment reimbursements, gross ups, or any other tax payments to any of our executive officers.
Other Compensation Policies & Practices
Policies and Practices Related to the Grant of Certain Equity Awards
The Compensation Committee approves equity awards granted to our NEOs on or before the grant date. Since the Separation, it has been the Compensation Committee’s practice to approve LTI equity awards at the pre-scheduled Board meeting at the end of February or beginning of March with grant effective dates following the meeting. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of such awards. The Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
Equity Ownership Guidelines for Management and Non-Employee Directors
To further align the interests of our management and non-employee directors with those of our stockholders, we have adopted equity ownership guidelines for executive management and members of our Board. Executive management and non‑employee directors have five years to reach their ownership level. As a new public company, each of our NEOs and non-employee directors currently satisfies the equity ownership guidelines or is within the five-year grace period. We expect that each of our NEOs and non-employee directors who do not currently satisfy the guidelines will satisfy them prior to the expiration of the five-year grace period. Outlined in the table below are the ownership guidelines by level:

Position	Required Value of Equity Owned
Chief Executive Officer	5 times annual base salary
Chief Financial Officer	3 times annual base salary
Other NEOs	1.5 times annual base salary
Non-Employee Directors	5 times annual retainer
The categories of stock ownership that satisfy the ownership criteria include: (1) outright ownership of common stock; (2) vested common stock held in retirement or deferred compensation accounts; and (3) service-based restricted share, restricted stock unit and/or deferred share awards (whether or not vested). Unvested stock options, unexercised stock options and PSUs subject to a performance condition are not included when determining compliance with the guidelines. The Compensation Committee is responsible for monitoring the application of the stock ownership guidelines and may modify the guidelines in its discretion.

Compensation Recoupment Policy
Effective December 1, 2023, in accordance with SEC and NYSE requirements, the Company adopted an Incentive Compensation Recoupment Policy (the “Clawback Policy”), which provides for the reasonably prompt recovery (or clawback) of certain excess incentive-based compensation received during an applicable three-year recovery period by current or former executive officers in the event the Company is required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under the securities laws. Excess incentive-based compensation for these purposes generally means the amount of incentive-based compensation received (on or after October 2, 2023) by such executive officer that exceeds the amount of incentive-based compensation that would have been received by such executive officer had it been determined based on the restated amounts, without regard to any taxes paid. Incentive-based compensation potentially subject to recovery under the Clawback Policy is generally limited to any compensation granted, earned or vested based wholly or in part on the attainment of one or more financial reporting measures.
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
In addition to the Clawback policy, our Board has approved and adopted a senior management compensation recoupment policy (the “Supplemental Clawback Policy”). The Supplemental Clawback Policy provides that if the Board has determined, in its sole discretion, that any fraud, illegal conduct, intentional misconduct, or gross neglect by any officer was a significant contributing factor to our having to restate all or a portion of our financial statements, the Board may:
•require reimbursement of any incentive compensation paid to that officer (including time-based and performance-based awards);
•cause the cancellation of that officer’s restricted stock units, deferred stock awards and outstanding stock options; and
•require reimbursement of any gains realized on the exercise of stock options attributable to incentive awards, if and to the extent (1) the amount of that compensation was calculated based upon the achievement of the financial results that were subsequently reduced due to that restatement and (2) the amount of compensation awarded to that officer had the financial results been properly reported would have been lower than the amount actually awarded.
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
To provide executives with additional financial security about their employment and as a retention tool for the Company, potential benefits are provided to our executives under our Executive Severance Plan and our Executive Change in Control Benefits Plan. In February 2023, the Compensation Committee adopted amendments to the Executive Severance Plan and the Executive Change in Control Benefits Plan that reduced the cash severance and health and welfare benefits payable thereunder, among other changes, to better align such benefits with peers’ severance benefits. The Compensation Committee determined that the benefits under these plans are reasonable, appropriate, and competitive with those of Enhabit’s healthcare provider peer group. As a condition to receipt of any payment or benefits under either plan, participating employees must enter into a restrictive covenant (noncompetition, nonsolicitation, nondisclosure, and nondisparagement) and release agreement. The duration of the restrictive covenants would be equal to the benefit continuation periods described below for each plan. As a matter of policy, payments under either plan do not include “gross ups” for taxes payable on amounts paid thereunder. Definitions of “cause,” “retirement,” “change in control,” and “good reason” are provided on page 35.
The participants’ payout multipliers and benefit plan continuation periods under both plans are detailed in the table below.

Named Executive Officer	Severance Multiplier	Benefit Plan Continuation Period
Barbara A. Jacobsmeyer	2.5x	18 months
Ryan T. Solomon	1.75x	12 months
Dylan C. Black	1.75x	12 months
Julie D. Jolley	1.75x	12 months
Tanya R. Marion	1.75x	12 months
Crissy B. Carlisle	1.75x	12 months
Executive Severance Plan
To help retain qualified executives by providing them with protection in the event of an involuntary termination of employment, each of our NEOs is a participant in our Executive Severance Plan. Under the plan, if a participant’s employment is terminated by the participant for good reason or by the Company other than for cause (as defined in the plan), the participant is entitled to receive a cash severance payment, health benefits, and the other benefits as described below, subject to the participant’s execution of an effective restrictive covenant and release agreement.
The cash severance payment is equal to the annual base salary in effect at the time of termination multiplied by the applicable multiplier from the table above, plus any accrued obligations. This amount is to be paid in a lump sum within 60 days following the participant’s termination date. In addition, except in the event of termination for cause or resignation without good reason, the participant (and his or her dependents) would continue to be covered by all Enhabit medical, dental and vision insurance plans and programs, excluding disability, for the applicable period from the table above at the same cost sharing between the Company and the participant as a similarly situated active employee.
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

Executive Change in Control Benefits Plan
To help retain certain qualified executives, maintain a stable work environment, and encourage officers to act in the best interest of stockholders if presented with decisions regarding change in control transactions, each of our NEOs is a participant in our Executive Change in Control Benefits Plan. If a participant’s employment with the Company is terminated during the pre-change in control period or within 24 months following a change in control, either by the participant for good reason (as defined in the plan) or by the Company without cause, then the participant shall receive the payments and benefits described below, subject to the participant’s execution of an effective restrictive covenant and release agreement. Under this plan, participants are entitled to receive a lump sum severance payment equal to (1) the sum of the participant’s highest annual base salary in the preceding three years plus the average of actual annual incentives for the prior three years (excluding years where the executive was not eligible, and using the target amount if the executive was not eligible in any of the preceding three years), multiplied by the applicable multiplier from the table above, plus (2) a prorated annual incentive award for any incomplete performance period (and, in the case of a termination after the completion of the performance period but before payment of the earned award, an amount for such completed period based on actual performance), plus (3) any accrued obligations. In addition, except in the event of termination for cause or resignation without good reason, the participant and the participant’s dependents continue to be covered by all Enhabit medical, dental and vision insurance plans and programs, excluding disability, for the applicable period from the table above at the same cost sharing between the Company and the participant as a similarly situated active employee.
If a change in control (as defined in the plan) of Enhabit were to occur, outstanding Enhabit equity awards would vest as follows: If (1) a replacement award is not provided with respect to such outstanding award, or (2) a replacement award is provided with respect to such outstanding award, but the participant resigns for good reason or is terminated without cause within 24 months following such change in control, then the outstanding awards would vest. Options or stock appreciation rights that vest under (2) would remain exercisable until the earlier of two years following the termination or the original expiration date. With respect to outstanding performance-based awards, an award would not be considered a replacement award in respect thereof unless it is converted into a time-based award, with the number of units subject to such replacement award based on (x) the greater of the target value or actual performance at the time of the change in control, if such change in control occurred on or before the last day of the performance period, or (y) actual performance, if such change in control occurred after the end of the performance period.
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
Compensation-Related Risks
The Compensation Committee regularly monitors and evaluates our compensation policies and practices to provide appropriate incentives to our employees and align the policies with good governance practices. We design our compensation program with the understanding that while some degree of risk is necessary and appropriate, our compensation program should not encourage excessive or inappropriate risk. Additionally, the Compensation Committee oversees assessment and management of human capital-related risks, such as those involving recruitment, retention, employee engagement, and employment litigation. For further discussion of our human capital management, see Item 1, Business, of our Initial Filing.
The Compensation Committee annually undertakes a compensation risk assessment to establish whether our compensation program is successfully achieving these objectives while aligning pay with performance. The 2024 review concluded that our compensation program, particularly our cash incentive plans and long-term incentives, appropriately balance risk, pay-for-performance, and the desire to focus executives on specific financial and operational measures. The Compensation Committee believes our program does not encourage unnecessary or excessive risk-taking, nor does it create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Report
The Compensation & Human Capital Committee reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and, based upon such review and discussions, the Compensation & Human Capital Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders.
Compensation & Human Capital Committee
Erin P. Hoeflinger (Chairperson)
Stuart M. McGuigan
Mark W. Ohlendorf
Gregory S. Rush

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
2024 Summary Compensation Table
The table below sets forth the compensation of our NEOs for the fiscal years ended December 31, 2024, 2023, and 2022, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Barbara A. Jacobsmeyer	2024	850,000	—	2,065,211	—	223,125	2,588	3,140,924
President and Chief Executive Officer	2023	850,000	—	1,488,520	535,344	468,563	2,475	3,344,902
	2022	873,462	—	5,668,103	382,718	344,505	37,643	7,306,431

Ryan T. Solomon	2024	19,231	300,000	1,000,003	—	7,292	—	1,326,526
Chief Financial Officer

Dylan C. Black	2024	350,002	—	278,028	—	61,250	—	689,280
General Counsel and Secretary	2023	329,809	30,000	330,771	—	128,626	—	819,206

Julie D. Jolley	2024	390,000	—	333,586	—	68,250	2,588	794,424
Executive Vice President, Home Health	2023	390,000	—	368,567	—	143,325	2,475	904,367
	2022	382,491	152,495	811,574	—	105,378	2,288	1,454,226

Tanya R. Marion	2024	350,002	—	289,681	—	61,250	2,588	703,520
Chief Human Resources Officer	2023	350,002	—	248,082	—	91,875	2,475	692,434
	2022	323,078	30,000	499,726	—	67,550	2,288	922,642

Crissy B. Carlisle	2024	384,616	—	346,246	—	70,000	714,347	1,515,209
Former Chief Financial Officer	2023	400,001	—	472,480	—	147,000	2,475	1,021,956
	2022	437,970	—	1,026,906	—	108,080	65,614	1,638,570
(1)Represents time-based restricted stock units, or “RSUs,” and performance-based restricted stock units, or “PSUs,” granted in 2024. Amounts are not an actual dollar amount received by our NEOs in fiscal year 2024, but instead represent the aggregate grant date fair value of the awards granted to each NEO computed in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“ASC 718”), assuming the most probable outcome of the performance conditions as of the grant dates (i.e., target performance). With respect to PSUs, the grant date fair value, assuming maximum achievement of the applicable performance objectives, is as set forth in the “Maximum” column of the table set forth in footnote 2 below. All of the values in this column are consistent with the estimate of aggregate compensation expense to be recognized over the applicable vesting period, excluding any adjustment for forfeitures. The assumptions used in the valuations are discussed in Note 9, Stock-Based Payments, to the consolidated financial statements in our 2024 Form 10-K.
(2)The tables and additional information below set forth the details of the stock awards to our NEOs in fiscal year 2024. All values in the tables below are grant date values computed in accordance with ASC 718.
a.Except for Mr. Solomon’s new hire RSU award, RSUs vest in three substantially equal annual installments beginning on the first anniversary of the date of grant. Mr. Solomon’s 2024 RSU award vests 50% on the first anniversary of the date of grant, 25% on the second anniversary of the date of grant, and 25% on the third anniversary of the date of grant.

Restricted Stock Units
Name	($)
Barbara A. Jacobsmeyer	1,007,001
Ryan T. Solomon	1,000,003
Dylan C. Black	131,639
Julie D. Jolley	159,849
Tanya R. Marion	143,673
Crissy B. Carlisle	159,849

b.For the PSU awards, the number of shares earned will be determined at the end of a three-year performance period based on the level of achievement of adjusted FCFPS and rTSR, weighted 80% and 20% respectively. The FCFPS metric is measured as an average of three, one-year performance periods: 2023, 2024, and 2025. The Compensation Committee will set the annual FCFPS goal for each year of the performance period at the start of such year. rTSR is measured over the full three-year performance period.

Consistent with the requirements of ASC 718, the value of the 2023 PSUs displayed in the table below, at their minimum, target, and maximum levels, is based on (i) one-third of the full number of shares for which the FCFPS goal was established in fiscal year 2023 and (ii) one-third of the full number of shares for which the FCFPS goal was established in fiscal year 2024, and all of the shares for which the rTSR goal was establish in fiscal year 2023. Similarly, the value of the 2024 PSUs displayed in the table below, at their minimum, target, and maximum levels, is based on one-third of the full number of shares for which the FCFPS goal was established in fiscal year 2024 and all of the shares for which the rTSR goal was establish in fiscal year 2023. The remaining portions of the 2023 and 2024 FCFPS PSU awards will be linked to FCFPS goals for subsequent fiscal years and will be reported in the Summary Compensation Table for those fiscal years.

	Performance-Based Restricted Stock Units
Name	Threshold ($)	Target ($)	Maximum ($)
Barbara A. Jacobsmeyer
2023 PSUs	123,340	246,680	493,360
2024 PSUs	405,765	811,530	1,623,060
Dylan C. Black
2023 PSUs	20,153	40,306	80,612
2024 PSUs	53,042	106,083	212,166
Julie D. Jolley
2023 PSUs	22,461	44,922	89,844
2024 PSUs	64,408	128,815	257,630
Tanya R. Marion
2023 PSUs	15,114	30,227	60,454
2024 PSUs	57,890	115,780	231,560
Crissy B. Carlisle
2023 PSUs	28,791	57,582	115,164
2024 PSUs	64,408	128,815	257,630
(3)The values of option awards listed in this column are the grant date fair values computed in accordance with ASC 718. All of the values in this column are consistent with the estimate of aggregate compensation expense to be recognized over the three-year vesting period, excluding any adjustment for forfeitures. The assumptions used in the valuations are discussed in Note 9, Stock-Based Payments, to the consolidated financial statements in our 2024 Form 10-K.
(4)Represents amounts earned under the SMBP in the corresponding year but paid in the first quarter of the following year. In 2024, the NEOs (other than Ms. Carlisle) received fully vested shares of Company common stock with a one-year holding requirement in lieu of cash. NEOs (other than Ms. Carlisle), received the following number of shares of Company common stock: Jacobsmeyer (27,822), Solomon (910), Black (7,638), Jolley (8,510), Marion (7,638). The values in the table are grant date fair values computed in accordance with ASC 718 on the date of issuance, March 6, 2024. Ms. Carlisle’s 2024 SMBP was paid in cash pursuant to the terms of her Severance and Release Agreement.
(5)The items reported in this column for 2024 are for (i) the Company’s matching contribution to the Company’s 401(k) plan to NEOs other than Mr. Solomon and Ms. Carlisle, and (ii) amounts paid due to Ms. Carlisle pursuant to the terms of her Separation and Release Agreement, which include (a) a one-time lump sum payment of $700,000, which was paid in January 2025, and (b) the employer portion of her health and welfare benefit premiums for a period of up to 12 months (approximately $14,347), see “Potential Payments Upon Termination of Employment-Carlisle Separation and Release Agreement” below.
For an explanation of the amount of salary and annual incentive compensation in proportion to the total compensation of the NEOs, see the section entitled “NEO Target Total Direct Compensation for 2024” in the Compensation Discussion and Analysis.

Grants of Plan-Based Awards During 2024
The following table sets forth grants of plan-based awards to the NEOs during the fiscal year ended December 31, 2024.

									All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards(3) ($)
		Date of Board Approval of Grant	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Barbara A. Jacobsmeyer
Annual Incentive			446,250	892,500	1,785,000	—	—	—	—	—	—	—
2023 PSU(4)	3/1/2024	3/1/2024	—	—	—	14,000	28,000	56,000	—	—	—	246,680
2024 PSU(5)	3/1/2024	3/1/2024	—	—	—	40,005	80,010	160,020	—	—	—	811,530
RSU	3/1/2024	3/1/2024	—	—	—	—	—	—	114,302	—	—	1,007,001
Ryan T. Solomon
Annual Incentive			175,000	350,000	700,000	—	—	—	—	—	—	—
RSU	12/9/2024	11/5/2024	—	—	—	—	—	—	114,286	—	—	1,000,003
Dylan C. Black
Annual Incentive			122,501	245,001	490,003	—	—	—	—	—	—	—
2023 PSU(4)	3/1/2024	3/1/2024	—	—	—	2,288	4,575	9,150	—	—	—	40,306
2024 PSU(5)	3/1/2024	3/1/2024	—	—	—	5,230	10,459	20,918	—	—	—	106,083
RSU	3/1/2024	3/1/2024	—	—	—	—	—	—	14,942	—	—	131,639
Julie D. Jolley
Annual Incentive			136,500	273,000	546,000	—	—	—	—	—	—	—
2023 PSU(4)	3/1/2024	3/1/2024	—	—	—	2,550	5,099	10,198	—	—	—	44,922
2024 PSU(5)	3/1/2024	3/1/2024	—	—	—	6,350	12,700	25,400	—	—	—	128,815
RSU	3/1/2024	3/1/2024	—	—	—	—	—	—	18,144	—	—	159,849
Tanya R. Marion
Annual Incentive			122,501	245,001	490,003	—	—	—	—	—	—	—
2023 PSU(4)	3/1/2024	3/1/2024	—	—	—	1,716	3,431	6,862	—	—	—	30,227
2024 PSU(5)	3/1/2024	3/1/2024	—	—	—	5,708	11,415	22,830	—	—	—	115,780
RSU	3/1/2024	3/1/2024	—	—	—	—	—	—	16,308	—	—	143,673
Crissy B. Carlisle
Annual Incentive			140,000	280,000	560,000	—	—	—	—	—	—	—
2023 PSU(4)	3/1/2024	3/1/2024	—	—	—	3,268	6,536	13,072	—	—	—	57,582
2024 PSU(5)	3/1/2024	3/1/2024	—	—	—	6,350	12,700	25,400	—	—	—	128,815
RSU	3/1/2024	3/1/2024	—	—	—	—	—	—	18,144	—	—	159,849

(1)Represents the range of possible cash awards under the senior management bonus plan (the “SMBP”) as discussed under “Annual Incentives” beginning on page 17. Awards are dependent on results measured against pre-established performance goals. There is a threshold level of performance and the amounts shown in the “maximum” column are 200% of the target amount, which is the maximum possible award payout. Final payments under the SMBP were calculated and paid in the first quarter of 2025 by the Company and are reflected in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”
(2)Represents the range of possible awards of performance-based restricted stock units, or “PSUs” granted in 2024 under the 2022 Omnibus Performance Incentive Plan (the “Omnibus Plan”). The amounts shown in the “threshold” column are 50% of the target amount, and represents meeting threshold performance for the FCFPS and rTSR performance goals contained in the PSU. Awards could be as low as zero. The amounts shown in the “maximum” column are 200% of the target amount, which is the maximum possible award payout. The PSUs are described in footnote 2 of the Summary Compensation Table. ASC 718 requires the Company to account for only the portion of the award that is linked to FCFPS for which the applicable goal was established in 2024, as well the entire portion of the award that is linked to the rTSR for which the performance goals for the full three-year period were established in 2024. The remaining portions of the award are linked to FCFPS goals that will be established in subsequent fiscal years and will be reported in the Grant of Plan-Based Awards table for those fiscal years.
(3)Amounts are not an actual dollar amount received by our NEOs in fiscal year 2024 but instead represent the aggregate grant date fair value of the equity awards calculated in accordance with ASC 718.
(4)In accordance with ASC 718, the amount represents one-third of the number of FCFPS PSUs granted on March 1, 2023 for which the FCFPS goal was established on March 1, 2024. The shares earned from this portion of the award vest following the end of the performance period ending December 31, 2025.
(5)In accordance with ASC 718, the amount represents one-third of the number of FCFPS PSUs granted on March 1, 2024 for which the FCFPS goal was established on March 1, 2024 and all of the rTSR PSUs granted on March 1, 2024. The shares earned from this portion of the award vest following the end of the performance period ending December 31, 2026.

Outstanding Equity Awards at December 31, 2024

	Option Awards(1)				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Name	Exercisable	Unexercisable
Barbara A. Jacobsmeyer
	19,204	—	17.13	2/24/2027	—	—	—	—
	29,948	—	21.83	3/1/2028	—	—	—	—
	35,091	—	25.88	3/1/2029	—	—	—	—
	42,459	—	31.06	3/2/2030	—	—	—	—
	40,965	—	32.62	3/2/2031	—	—	—	—
	36,372	18,190	26.94	3/1/2032	—	—	—	—
	21,371	42,742	15.30	3/1/2033	—	—	—	—
	—	—	—	—	331,200	2,586,672	—	—
							21,001 (4)	164,018
							84,000 (5)	656,040
							34,290 (6)	267,805
							137,162(7)	1,071,235
Ryan T. Solomon
	—	—	—	—	114,286	892,574	—	—
Dylan C. Black
	—	—	—	—	22,569	176,264	—	—
							3,433 (4)	26,812
							13,725 (5)	107,192
							4,482 (6)	35,004
							17,931 (7)	140,041
Julie D. Jolley
	—	—	—	—	46,004	359,291	—	—
							3,824 (4)	29,865
							15,295 (5)	119,454
							5,443 (6)	42,510
							21,772 (7)	170,039
Tanya R. Marion
	—	—	—	—	33,873	264,548	—	—
							2,574 (4)	20,103
							10,295 (5)	80,404
							4,892 (6)	38,207
							19,570 (7)	152,842
Crissy B. Carlisle(8)
	—	—	—	—	25,717	200,850	—	—
							2,860 (4)	22,337
							11,436 (5)	89,315
							1,361 (6)	10,629
							5,443 (7)	42,510
(1) Options vest in three equal annual installments beginning on the first anniversary of the grant date and the expiration date of each option occurs 10 years after the grant date.
(2) The amounts shown represent unvested RSAs and RSUs held by the NEOs. Individual vesting dates are detailed below:

	RSA Vestings after 12/31/2024
Name	1/7/2025	2/25/2025	7/1/2025	7/1/2026
Barbara A Jacobsmeyer	—	20,788	65,963	65,964
Julie D. Jolley	—	2,068	8,576	—
Tanya R. Marion	—	1,166	5,772	—
Crissy B. Carlisle	6,521	—	—	—

	RSU Vestings after 12/31/2024
Name	1/1/2025	1/7/2025	3/1/2025	12/9/2025	3/1/2026	12/9/2026	3/1/2027	12/9/2027
Barbara A Jacobsmeyer	40,849	—	49,767	—	49,768	—	38,101	—
Ryan T. Solomon	—	—	—	57,143	—	28,571	—	28,572
Dylan C. Black	—	—	8,793	—	8,795	—	4,981	—
Julie D. Jolley	8,718	—	10,297	—	10,297	—	6,048	—
Tanya R. Marion	4,907	—	8,296	—	8,296	—	5,436	—
Crissy B. Carlisle	—	19,196	—	—	—	—	—	—

(3) The market value reported was calculated by multiplying the closing price of our common stock on the last trading day of 2024, $7.81, by the number of shares set forth in the preceding column.
(4) This amount represents the portion of the 2023 PSU grant subject to achievement of an rTSR goal and is reported at the target performance level. The number of shares earned will be determined following the end of the January 1, 2023 – December 31, 2025 performance period based on the level of achievement of the applicable rTSR goal.

(5) This amount represents the portion of the 2023 PSU grant subject to achievement of certain FCFPS goals and is reported at the target performance level. The FCFPS metric is measured as an average of three, one-year performance periods: 2023, 2024, and 2025. The annual FCFPS goal for each year of the performance period is set at the start of such year. The figure reported in this table includes the full amount of the 2023 PSU award subject to FCFPS goals (including the amount attributable to 2025, even though the FCFPS goal for such year had not yet been established as of December 31, 2024). The number of shares earned will be determined following the end of the January 1, 2023 – December 31, 2025 performance period based on the level of achievement of the applicable FCFPS goals.

(6) This amount represents the portion of the 2024 PSU grant subject to achievement of an rTSR goal and is reported at the target performance level. The number of shares earned will be determined following the end of the January 1, 2024 – December 31, 2026 performance period based on the level of achievement of the applicable rTSR goal.

(7) This amount represents the portion of the 2024 PSU grant subject to achievement of certain FCFPS goals and is reported at the target performance level. The FCFPS metric is measured as an average of three, one-year performance periods: 2024, 2025, and 2026. The annual FCFPS goal for each year of the performance period is set at the start of such year. The figure reported in this table includes the full amount of the 2024 PSU award subject to FCFPS goals (including the amounts attributable to 2025 and 2026, even though the FCFPS goals for such years had not yet been established as of December 31, 2024). The number of shares earned will be determined following the end of the January 1, 2024 – December 31, 2026 performance period based on the level of achievement of the applicable FCFPS goals.

(8) Ms. Carlisle departed from the Company in December 2024. Pursuant to her Separation and Release Agreement her (i) PSU awards were prorated and will be released following the performance period as described above, and (ii) RSU and RSA awards were prorated, and vesting was accelerated. The shares in the table above represent the awards after proration. See “Potential Payments Upon Termination of Employment-Carlisle Separation and Release Agreement” below, for a further description of her Separation and Release Agreement terms.

Options Exercises and Stock Vested in 2024
The following table sets forth information regarding the exercise of options and the vesting of shares held by our NEOs in 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Barbara A. Jacobsmeyer
RSAs	—	—	24,026	228,007
RSUs	—	—	49,001	489,193
Ryan T. Solomon
RSAs	—	—	—	—
RSUs	—	—	—	—
Dylan C. Black
RSAs	—	—	—	—
RSUs	—	—	3,812	33,584
Julie D. Jolley
RSAs	—	—	6,965	62,925
RSUs	—	—	7,764	73,814
Tanya R. Marion
RSAs	—	—	4,050	36,299
RSUs	—	—	2,859	25,188
Crissy B. Carlisle
RSAs	—	—	8,772	79,179
RSUs	—	—	9,431	89,224
(1) No stock option exercises in 2024.
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
For additional discussion of the material terms and conditions, including payment triggers, see “Severance Arrangements” beginning on page 23. An executive cannot receive termination benefits under more than one of the plans or arrangements identified below. The death, disability, and retirement benefits described below are governed by the terms of the awards under our Omnibus Plan. The following table assumes the listed triggering events occurred on December 31, 2024.
Table Illustrating Potential Payments upon Termination or Change in Control
The following tables provide information regarding the benefits to which each NEO would be entitled in the event of termination of such NEO’s employment with our Company under specified circumstances, including in connection with a change in control. Except as otherwise noted, the amounts shown (1) are estimates only, and (2) assume that (i) termination was effective as of December 31, 2024 and (ii) in the case of a change in control, replacement awards are provided and the NEO terminates for “good reason” or is involuntarily terminated without cause immediately following the change in control. These amounts are based on the NYSE closing price of our common stock on December 31, 2024, which was $7.81. This table does not include the value of pro-rated annual incentive awards under the SMBP for the year of termination, as such awards would be deemed to have been earned by their terms as of the last business day of the fiscal year. Ms. Carlisle is not included in the table below due to her separation from the Company in December 2024, which is discussed below.

		Triggering Event
Name	Element of Severance	Without Cause or For Good Reason (no Change in Control) ($)	Disability ($)	Death ($)	Retirement(1) ($)	Without Cause or For Good Reason (in Connection with Change in Control) ($)
Barbara A. Jacobsmeyer	Cash Severance(2)	2,125,000	-	-	-	3,528,711
	Health & Welfare Benefits(3)	21,008	-	-	-	21,008
	Acceleration of Unvested Equity Awards(4)	2,457,791	4,745,770	4,745,770	2,457,791	4,745,770
	Total	4,603,799	4,745,770	4,745,770	2,457,791	8,295,489
Ryan T. Solomon	Cash Severance(2)	875,000	-	-	-	1,487,500
	Health & Welfare Benefits(3)	-	-	-	-	-
	Acceleration of Unvested Equity Awards(4)	-	892,574	892,574	-	892,574
	Total	875,000	892,574	892,574	-	2,380,074
Dylan C. Black	Cash Severance(2)	612,500	-	-	-	837,595
	Health & Welfare Benefits(3)	14,023	-	-	-	14,023
	Acceleration of Unvested Equity Awards(4)	193,024	485,313	485,313	193,024	485,313
	Total	819,547	485,313	485,313	193,024	1,336,931
Julie D. Jolley	Cash Severance(2)	682,500	-	-	-	958,838
	Health & Welfare Benefits(3)	7,671	-	-	-	7,671
	Acceleration of Unvested Equity Awards(4)	356,145	721,160	721,160	356,145	721,160
	Total	1,046,316	721,160	721,160	356,145	1,687,669
Tanya R. Marion	Cash Severance(2)	612,504	-	-	-	752,001
	Health & Welfare Benefits(3)	14,006	-	-	-	14,006
	Acceleration of Unvested Equity Awards(4)	251,659	556,103	556,103	251,659	556,103
	Total	878,169	556,103	556,103	251,659	1,322,110
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
(vi)the participant’s failure after reasonable prior written notice from the Company or any of its subsidiaries to comply with any valid and legal directive of the chief executive officer of the Company or the Board that is not remedied within 30 days of the participant being provided written notice thereof from the Company;
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
“Change in Control” (as defined in the Change in Control Benefits Plan), means, in general terms:
(i)the acquisition by any person or group of beneficial ownership of 30% or more of either the then‑outstanding shares of common stock or the combined voting power of the Company’s then-outstanding voting securities subject to certain exceptions; or
(ii)during any 24 month period, the individuals who at the beginning of such period constituted the Board, or the “Incumbent Board,” cease for any reason to constitute at least a majority of the Board (any person becoming a director in the future whose election, or nomination for election, was approved by a vote of at least a majority of the directors then constituting the Incumbent Board shall be considered as though such person were a member of the Incumbent Board); or
(iii)the consummation of a merger or consolidation of the Company with or into another person or the merger of another person with or into the Company, or the sale of all or substantially all the assets of the Company to another person, other than a transaction following which (a) in the case of a merger or consolidation transaction, holders of securities that represented 100% of the combined voting power immediately prior to such transaction own at least a majority of the combined voting power immediately after such transaction and (b) in the case of an asset sale, each transferee is owned by holders of securities that represented at least a majority of the combined voting power immediately prior to such sale; or
(iv)a liquidation or dissolution of the Company or the adoption of a plan of liquidation or dissolution of the Company.
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
Carlisle Separation and Release Agreement
In August 2024, Ms. Carlisle and the Company entered into a Separation and Release Agreement which provided that Ms. Carlisle’s employment with the Company would end on December 31, 2024, or on such earlier date as she or the Company may determine. Ms. Carlisle departed from the Company in December 2024, and released the Company from any and all claims to the fullest extent permissible by law (as described in the agreement) and executed a Restrictive Covenants Agreement which contained, among other provisions, nonsolicitation, and noncompete provisions for 12 months following termination.
Pursuant to the Separation and Release Agreement, Ms. Carlisle was entitled to the compensation and benefits payable in the connection with a termination without “cause” under the Executive Severance Plan, including the following:
•a one-time lump sum payment of $700,000, which was paid in January 2025, and is further entitled to the Company’s payment of the employer portion of her health and welfare benefit premiums for a period of up to 12 months (approximately $14,347); and
•(1) accelerated vesting of a pro-rata portion of her RSU and RSA awards (with an aggregate value of approximately $198,278 as of the settlement date) and (2) a pro-rata portion of her PSUs (21,100 PSUs at target, with an aggregate value of approximately $162,681 as of the settlement date) currently remain outstanding and eligible to vest based on actual performance at the end of the applicable performance period.
In addition, Ms. Carlisle received a bonus under the SMBP for 2024 ($70,000), which was paid in cash in March 2025.

CEO Pay Ratio
SEC regulations require that we provide a comparison of the annual total compensation of Barb Jacobsmeyer, our President and Chief Executive Officer in 2024, to the annual total compensation of our median employee. For purposes of providing the comparison in accordance with SEC regulations, we identified a “median employee” and compared Ms. Jacobsmeyer’s annual total compensation to that of the median employee for our last completed fiscal year, 2024.
•Ms. Jacobsmeyer’s annual total compensation was $3,140,924.
•Our median employee’s annual total compensation was $55,676.
•The ratio of Ms. Jacobsmeyer’s annual total compensation to our median employee’s annual total compensation was approximately 56:1.
As of December 31, 2024, we employed over 10,700 employees. We identified the median employee in 2024 by ranking the total compensation based on W-2 Box 1 “Wages, Tips and Other Compensation” amounts for all employees, excluding Ms. Jacobsmeyer, who were employed by the Company on December 31, 2024. We annualized compensation for all permanent employees who joined the Company during 2024. Annual total compensation for the median employee is calculated in the same manner as the amount set forth in the “Total” column in the Summary Compensation Table. We believe the pay ratio information set forth above constitutes a reasonable estimate, calculated in a manner consistent with the applicable SEC regulations.
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

2022 Omnibus Performance Incentive Plan
Our stockholders approved the Omnibus Plan to permit the grant of stock options, restricted stock, stock appreciation rights, deferred stock, other stock-based awards and cash-settled awards, including our SMBP awards, to our directors, executives and other key employees as determined by our Board or Compensation Committee in accordance with the terms of the plan and evidenced by an award agreement with each participant. The Omnibus Plan has an expiration date of July 1, 2032. Any awards under the Omnibus Plan must have a purchase price or an exercise price not less than the fair market value of such shares of common stock on the date of grant.

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
During 2024 the following directors served on our Compensation & Human Capital Committee: Yvonne M. Curl, Erin P. Hoeflinger, Susan A. La Monica and L. Edward Shaw, Jr. Mmes. Curl and La Monica and Mr. Shaw served the Company until the 2024 Annual Meeting of Stockholders and Messrs. McGuigan, Ohlendorf and Rush joined the Compensation & Human Capital Committee thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of April 22, 2025 by (1) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. Percentage of ownership is based on 50,637,417 shares of common stock outstanding as of April 22, 2025.

Name	Shares of Common Stock Beneficially Owned(1)		Percent of Class
Greater Than 5% Beneficial Owners
Deerfield Mgmt., L.P.	4,997,746	(2)	9.9%
8 Knots Management, LLC	4,430,898	(3)	8.8%
BlackRock, Inc.	3,935,169	(4)	7.8%
The Vanguard Group	2,976,480	(5)	5.9%
Non-Employee Directors(6)
Jeffrey W. Bolton	107,622		*
Tina L. Brown-Stevenson	36,925		*
Charles M. Elson	56,721		*
Erin P. Hoeflinger	54,316		*
Stuart M. McGuigan	51,549		*
Mark W. Ohlendorf	21,950		*
Gregory S. Rush	53,706		*
Barry P. Schochet	45,841		*
Named Executive Officers(6)
Barbara A. Jacobsmeyer	843,682	(8)	1.7%
Ryan T. Solomon	146,099		*
Dylan C. Black	47,177		*
Julie D. Jolley	92,259		*
Tanya R. Marion	61,346		*
Crissy B. Carlisle(7)	49,156		*
All directors and executive officers as a group (16 total)	1,697,519	(8)	3.4%
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
(2)Based on a Schedule 13G/A filed with the SEC on February 12, 2024, Deerfield Mgmt., L.P. (parent holding company/control person) reported beneficial ownership of 4,997,746 shares, with shared voting and investment power for 4,997,746 shares. This holder is located at 345 Park Avenue South, 12th Floor, New York, NY 10010.
(3)Based on a Schedule 13G/A filed with the SEC on February 14, 2025, 8 Knots Management, LLC (parent holding company/control person) reported beneficial ownership of 4,430,898 shares, with shared voting and investment power for 4,430,898 shares. This holder is located at 4530 Woodfin Drive, Dallas, TX 75220.
(4)Based on a Schedule 13G/A filed with the SEC on October 7, 2024, BlackRock, Inc. (parent holding company/control person) reported beneficial ownership of 3,935,169 shares, with sole voting power for 3,831,929 shares and sole investment power for 3,935,169 shares. This holder is located at 50 Hudson Yards, New York, NY 10001.
(5)Based on a Schedule 13G/A filed with the SEC on October 4, 2024, The Vanguard Group (investment adviser) reported beneficial ownership of 2,976,480 shares, with shared voting power for 47,639 shares, sole investment power for 2,887,106 shares, and shared investment power for 89,374 shares. This holder is located at 100 Vanguard Blvd., Malvern, PA 19355.
(6)The address of our directors and executive officers is c/o Enhabit, Inc., 6688 N. Central Expressway, Suite 1300, Dallas, Texas 75206.
(7)Ms. Carlisle separated from the Company in December 2024. Share amount represents shares known by the Company to be beneficially owned following her separation.
(8)Includes 264,971 shares issuable upon exercise of options.

Equity Compensation Plan Information
The following table sets forth, as of December 31, 2024, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
	(a)(#)	(b)($)	(c)(#)
Equity compensation plans approved by security holders	2,211,353	24.44	3,761,722
Equity compensation plans not approved by security holders	—	—	—
Total	2,211,353	24.44	3,761,722
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review and Approval of Transactions with Related Persons
All related party transactions must be approved in accordance with our written Related Party Transactions Policy. As defined in our Related Party Transaction Policy, a “related party” is any executive officer, Board member, or director nominee; any immediate family member of an executive officer, Board member, or director nominee; or any beneficial owner of more than 5% of any class of the Company’s voting securities. A related party transaction is a transaction or relationship in which the Company or any of its subsidiaries is a participant, and any related party has or will have a direct or indirect interest. Pursuant to our Related Party Transaction Policy, the Board has determined that certain transactions do not constitute related party transactions. These include:
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
Each director, director nominee and executive officer is responsible for providing prompt written notice to the General Counsel of any potential related party transaction. If the General Counsel determines that the proposed transaction is a related party transaction, it is submitted to the Nominating & Corporate Governance Committee (the “N&CG Committee”) for review and approval. The N&CG Committee may determine either to permit the related party transaction or prohibit it, if such transaction is inconsistent with the interests of the Company and its stockholders. The N&CG Committee considers, among other matters, whether a transaction between a related party and the Company presents any inappropriate conflicts of interest or impairs the “independence” of an outside director, or both. Any member of the N&CG Committee who has an interest in the transaction under discussion must abstain from voting on the approval of the related party transaction. In addition, the N&CG Committee or its chairperson may determine that a related party transaction should be brought before the Board, and the Board may in any case elect to review any such matter.
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
On an annual basis, the Board undertakes a review of the independence of the directors. In accordance with the NYSE listing standards, we do not consider a director to be independent unless the Board determines (1) the director meets all NYSE independence requirements and (2) the director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). Members of the Audit & Finance, Compensation & Human Capital, and Nominating & Corporate Governance Committees must also meet applicable independence tests of the NYSE and the SEC. In connection with this determination, each director and executive officer completes a questionnaire which requires disclosure of, among other topics: any transactions or relationships between any director or any member of his or her immediate family and the Company and its subsidiaries, affiliates, our independent registered public accounting firm or any advisors to the Compensation & Human Capital Committee; any transactions or relationships between any director or any member of his or her immediate family and members of the senior management of the Company or their affiliates; and any charitable contributions to not-for-profit organizations for which our directors or immediate family members serve as executive officers.
Our Board has determined that all eight of our non-employee directors are independent in accordance with our Corporate Governance Guidelines and the NYSE listing standards. All of the members of the Audit & Finance, Compensation & Human Capital, Nominating & Corporate Governance, and Care, Compliance & Cybersecurity Committees satisfy those independence tests.
Item 14. Principal Accountant Fees and Services
Pre-Approval of Principal Accountant Services
The Audit & Finance Committee is responsible for the appointment, oversight, and evaluation of our independent registered public accounting firm. In accordance with our Audit & Finance Committee’s charter, our Audit & Finance Committee must approve, in advance of the service, all audit and permissible non-audit services provided by our independent registered public accounting firm. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit & Finance Committee has concluded that provision of the non-audit services described in that section is not compatible with maintaining the independence of PricewaterhouseCoopers LLP.
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
Principal Accountant Fees and Services
With respect to the audits for the years ended December 31, 2024 and 2023, the Audit & Finance Committee approved the audit services to be performed by PricewaterhouseCoopers LLP, as well as certain categories and types of audit-related and permitted non-audit services. In 2024 and 2023, the Audit & Finance Committee approved all audit, audit-related, and other fees in accordance with SEC pre-approval rules. The following table shows the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023, with respect to various services provided to us and our subsidiaries.

	For the Year Ended December 31,	For the Year Ended December 31,
(in millions)	2024	2023
Audit fees	$2.1	$2.3
Audit-related fees	—	—
Total audit and audit-related fees	2.1	2.3
Tax fees	—	—
All other fees	—	—
Total fees	$2.1	$2.3

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following Exhibits are filed as part of this report as required by Regulation S-K.

Exhibit Number	Exhibit Description
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

10.11*	Enhabit, Inc. Director Deferred Compensation Plan. (incorporated by reference to Exhibit 10.2 to Enhabit, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2024)

10.12
Credit Agreement, dated as of June 1, 2022, by and among Enhabit, Inc., Wells Fargo Bank, N.A., as administrative agent, collateral agent and swingline lender, and various other lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).

10.13
First Amendment to Credit Agreement, dated as of June 27, 2023, by and among Enhabit, Inc., Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, and various other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on June 28, 2023).

10.14
Limited Waiver to the Credit Agreement, dated as of September 29, 2023, by and among Enhabit, Inc., Wells Fargo Bank, as administrative agent, collateral agent, and swingline lender, and various other lenders (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on October 2, 2023).

10.15
Second Amendment to the Credit Agreement, dated as of November 3, 2023, by and among Enhabit, Inc., Wells Fargo Bank, as administrative agent, collateral agent, and swingline lender, and various other lenders (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on November 7, 2023).

19.1	Enhabit, Inc. Insider Trading Policy, amended and restated, February 19, 2025 (incorporated by reference to Exhibit 19.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 6, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 6, 2025.)
23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 6, 2025.)
31.1†	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
97.1	Enhabit, Inc. Incentive Compensation Recoupment Policy, dated December 1, 2023 (incorporated by reference to Exhibit 97.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 15, 2024).
101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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
We calculate Adjusted EBITDA as Net (loss) income adjusted to exclude (1) interest expense and amortization of debt discounts and fees, (2) provision for or benefit from income taxes, (3) depreciation and amortization, (4) gains or losses on disposal or impairment of assets or goodwill, (5) stock‑based compensation, (6) net income attributable to noncontrolling interests, and (7) unusual or nonrecurring items not typical of ongoing operations.
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net (loss) income. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2024 Form 10-K.
Reconciliation of Net (loss) Income to Adjusted EBITDA

For the Year Ended December 31,
2024
(In Millions)
Net loss	$(154.0)
Interest expense and amortization of debt discounts and fees	42.9
(Benefit from) provision for income taxes	(4.0)
Depreciation and amortization	31.5
(Gain) loss on disposal or impairment of assets	(0.7)
Impairment of goodwill	161.7
Stock-based compensation	11.7
Net income attributable to noncontrolling interests	(2.2)
Unusual or nonrecurring items not typical of ongoing operations	13.2
Adjusted EBITDA	$100.1

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

For the Year Ended December 31,
2024
(In Millions)
2024
Net cash provided by operating activities	$51.2
Interest expense excluding amortization of debt discounts and fees	41.4
Current portion of (benefit from) provision for income taxes	1.7
Change in assets and liabilities, excluding derivative instrument	(5.2)
Net income attributable to noncontrolling interests	(2.2)
Unusual or nonrecurring items that are not typical of ongoing operations(1)	13.2
Adjusted EBITDA	$100.1

(1)    Unusual or nonrecurring items in 2024 include: (i) third-party legal and advisory fees related to shareholder activism; (ii) third-party legal and advisory fees related to the strategic review process that concluded in May 2024; (iii) certain third-party, nonrecurring litigation fees related to a lawsuit in which the Company is a plaintiff, styled Enhabit, Inc. et al v. Nautic Partners IX, L.P. et al. and pending in the Chancery Court of Delaware, and in which the Company has asserted claims for breach of fiduciary duty, aiding and abetting, and usurpation of corporate opportunity arising from actions involving its former officers; and (iv) costs related to severance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Ryan T. Solomon
Name:	Ryan T. Solomon
Title:	Chief Financial Officer

Date:	April 29, 2025

[Signatures continue on the following page]

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Barb Jacobsmeyer	President and Chief Executive Officer and Director (Principal Executive Officer)
April 29, 2025
Barb Jacobsmeyer
/s/ Ryan T. Solomon	Chief Financial Officer (Principal Financial Officer)
April 29, 2025
Ryan T. Solomon
/s/ Collin S. McQuiddy	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
April 29, 2025
Collin S. McQuiddy
*	Director
April 29, 2025
Jeffrey W. Bolton
*	Director
April 29, 2025
Tina L. Brown-Stevenson
*	Director
April 29, 2025
Charles M. Elson
*	Director
April 29, 2025
Erin P. Hoeflinger
*	Director
April 29, 2025
Stuart McGuigan
*	Director
April 29, 2025
Mark W. Ohlendorf
*	Director
April 29, 2025
Greg S. Rush
*	Director
April 29, 2025
Barry Schochet
/s/ Dylan C. Black
April 29, 2025
Dylan C. Black
Attorney-in-fact
* Signed by Dylan C. Black pursuant to a power of attorney.