Form 10-Q
period 2025-03-31
Enhabit, Inc.
filed 2025-05-08
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, the registrant had 50,637,417 shares of its common stock, par value $0.01 per share, outstanding.

ENHABIT, INC.
FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, our ability to execute on our strategic plans; regulatory and other developments impacting the markets for our services; changes in reimbursement rates; general economic conditions; changes in the episodic versus non-episodic mix of our payers, the case mix of our patients, and payment methodologies; our ability to attract and retain key management personnel and healthcare professionals; potential disruptions or breaches of our or our vendors’, payers’, and other contract counterparties’ information systems; the outcome of litigation; our ability to successfully complete and integrate de novo locations, acquisitions, investments, and joint ventures; and our ability to control costs, particularly labor and employee benefit costs. Our Annual Report on Form 10-K for the year ended December 31, 2024 dated March 6, 2025, which can be found on the Company’s website at http://investors.ehab.com, discusses these and other risks and factors that could cause actual results to differ materially from those expressed or implied by any forward-looking statement in this report.
ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Net service revenue	$259.9	$262.4
Cost of service, excluding depreciation and amortization	130.2	134.2
General and administrative expenses	107.5	107.5
Depreciation and amortization	6.3	7.8
Operating income	15.9	12.9
Interest expense and amortization of debt discounts and fees	9.4	11.1
Other income	(19.3)	—
Income before income taxes and noncontrolling interests	25.8	1.8
Provision for income taxes	7.4	0.9
Net income	18.4	0.9
Less: Net income attributable to noncontrolling interests	0.6	0.7
Net income attributable to Enhabit, Inc.	$17.8	$0.2

Weighted average common shares outstanding:
Basic	50.5	50.1
Diluted	50.8	50.4

Earnings per common share:
Basic earnings per share attributable to Enhabit, Inc. common stockholders	$0.35	$0.01
Diluted earnings per share attributable to Enhabit, Inc. common stockholders	$0.35	$0.01
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$18.4	$0.9
Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax expense of $— and $0.4, respectively	—	1.3
Total other comprehensive income	—	1.3
Comprehensive income including noncontrolling interests	18.4	2.2
Less: Comprehensive income attributable to noncontrolling interests	0.6	0.7
Comprehensive income attributable to Enhabit, Inc.	$17.8	$1.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$39.5	$28.4
Restricted cash	1.3	1.9
Accounts receivable, net of allowances	160.9	149.2
Prepaid expenses and other current assets	9.6	13.2
Total current assets	211.3	192.7
Property and equipment, net	16.1	17.7
Operating lease right-of-use assets	52.1	52.8
Goodwill	900.0	900.0
Intangible assets, net	53.6	58.1
Other long-term assets	2.8	4.7
Total assets	$1,235.9	$1,226.0

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.5	$22.8
Current operating lease liabilities	12.8	12.3
Accounts payable	8.0	6.7
Accrued payroll	49.4	37.1
Accrued medical insurance	7.8	5.5
Other current liabilities	41.0	41.8
Total current liabilities	141.5	126.2
Long-term debt, net of current portion	467.3	492.6
Long-term operating lease liabilities, net of current portion	41.0	41.8
Deferred income tax liabilities	12.8	11.5
Total liabilities	662.6	672.1
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	5.0	5.0
Stockholders’ equity:
Total Enhabit, Inc. stockholders’ equity	543.2	523.5
Noncontrolling interests	25.1	25.4
Total stockholders’ equity	568.3	548.9
Total liabilities and stockholders’ equity	$1,235.9	$1,226.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2025
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	50.4	$0.5	$426.6	$(0.2)	$98.3	0.2	$(1.7)	$25.4	$548.9
Net income	—	—	—	—	17.8	—	—	0.6	18.4
Capital distributions	—	—	—	—	—	—	—	(0.9)	(0.9)
Stock-based compensation expense	—	—	3.2	—	—	—	—	—	3.2
Shares forfeited, including forfeitures due to net share settlement of income taxes	(0.2)	—	—	—	—	0.2	(1.3)	—	(1.3)
Issuance of common stock pursuant to omnibus incentive plan	0.4	—	—	—	—	—	—	—	—
Balance at March 31, 2025	50.6	$0.5	$429.8	$(0.2)	$116.1	0.4	$(3.0)	$25.1	$568.3

	Three Months Ended March 31, 2024
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2023	50.1	$0.5	$415.8	$(0.5)	$254.5	0.1	$(0.6)	$27.0	$696.7
Net income	—	—	—	—	0.2	—	—	0.7	0.9
Other comprehensive income, net of tax	—	—	—	1.3	—	—	—	—	1.3
Stock-based compensation expense	—	—	1.8	—	—	—	—	—	1.8
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	0.1	—	—	—	—	0.1	(0.7)	—	(0.7)
Balance at March 31, 2024	50.2	$0.5	$417.6	$0.8	$254.7	0.2	$(1.3)	$27.7	$700.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$18.4	$0.9
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	6.3	7.8
Amortization of debt-related costs	0.4	0.4
Gain on sale of investment	(19.3)	—
Stock-based compensation	4.0	1.8
Deferred income taxes	1.2	(0.5)
Other	—	(0.3)
Changes in assets and liabilities, net of acquisitions—
Accounts receivable, net of allowances	(11.7)	(9.7)
Prepaid expenses and other assets	4.1	3.7
Accounts payable	1.4	1.4
Accrued payroll	11.6	10.7
Other liabilities	1.5	1.1
Net cash provided by operating activities	17.9	17.3
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software costs	(0.3)	(1.8)
Proceeds from sale of investment	21.0	—
Other	0.1	0.7
Net cash provided by (used in) investing activities	20.8	(1.1)
Cash flows from financing activities:
Principal payments on debt	(25.0)	(5.0)
Principal payments under finance lease obligations	(0.8)	(1.0)
Distributions paid to noncontrolling interests of consolidated affiliates	(0.9)	—
Other	(1.5)	(0.6)
Net cash used in financing activities	(28.2)	(6.6)
Increase in cash, cash equivalents, and restricted cash	10.5	9.6
Cash, cash equivalents, and restricted cash at beginning of period	30.3	29.8
Cash, cash equivalents, and restricted cash at end of period	$40.8	$39.4
See also Note 9, Supplemental Cash Flow Information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.Summary of Significant Accounting Policies
Organization and Description of Business. Enhabit, Inc. (“Enhabit” or the “Company”), incorporated in Delaware in 2014, provides a comprehensive range of Medicare-certified skilled home health and hospice services in 34 states, with a concentration in the southern half of the United States. The Company manages its operations and discloses financial information using two reportable segments: (i) Home Health and (ii) Hospice. See Note 7, Segment Reporting. Prior to July 1, 2022, the Company operated as a reporting segment of Encompass Health Corporation (“Encompass”).
Separation from Encompass. On July 1, 2022, Encompass completed the separation of the Company through the distribution of all of the outstanding shares of common stock, par value $0.01 per share, of Enhabit to the stockholders of record of Encompass (the “Distribution”). As a result of the Distribution, Enhabit is now an independent public company, and its common stock is listed under the symbol “EHAB” on the New York Stock Exchange (the “Separation”).
The Separation was completed pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”) and other agreements with Encompass related to the Separation, including, but not limited to, a tax matters agreement (the “Tax Matters Agreement”), an employee matters agreement (the “Employee Matters Agreement”), and a transition services agreement (the “Transition Services Agreement” or “TSA”). Following the Separation, certain functions were provided by Encompass under the TSA. Following the expiration of the TSA, these functions are being performed using the Company’s own resources or third‑party providers.
Basis of Presentation and Consolidation. The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report for the year ended December 31, 2024 on Form 10-K (the “Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 6, 2025. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. Accordingly, certain information and note disclosures included in financial statements prepared in accordance with GAAP have been omitted in these interim statements, as allowed by such SEC rules and regulations. The unaudited Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, management believes the disclosures are adequate to make the information presented not misleading.
The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary for a fair statement of the financial position, results of operations, and cash flows for each interim period presented.
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
Reclassification. Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements. The reclassification did not have any effect on the Company’s financial position, results of operations, or cash flows.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Net Service Revenue. Net service revenue disaggregated by payer source and segment is as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Medicare	$114.2	$128.3	$57.2	$48.5	$171.4	$176.8
Medicare Advantage	60.6	59.3	—	—	60.6	59.3
Managed Care	22.2	22.4	1.2	0.7	23.4	23.1
Medicaid	2.1	2.5	0.9	—	3.0	2.5
Other	1.5	0.7	—	—	1.5	0.7
Total	$200.6	$213.2	$59.3	$49.2	$259.9	$262.4
For a discussion of the Company’s significant accounting policies, including its policy related to Net service revenue, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10‑K.
Earnings Per Common Share. The following table sets forth the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Weighted average common shares outstanding:
Basic	50.5	50.1
Dilutive effect of restricted stock, restricted stock units and performance units	0.3	0.3
Diluted	50.8	50.4
A total of 0.3 million and 0.3 million options to purchase Enhabit’s shares and 0.4 million and 2.0 million shares of restricted stock awards, performance units and restricted stock units were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2025 and 2024, respectively, because their effects were anti-dilutive. See Note 9, Stock-Based Payments, to the consolidated financial statements included in the Form 10-K for additional information.
Accrued Other Expenses. Accrued other expenses includes $10.2 million and $13.5 million of accrued hospice-related costs, $6.7 million and $6.7 million of legal fees, and $6.6 million and $6.6 million of workers’ compensation expense as of March 31, 2025 and December 31, 2024, respectively.
Recent Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires disaggregated income tax disclosures on the effective tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and the disclosures in this standard are required to be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements, but will require certain additional disclosures.
In November 2024, the FASB issued ASU 2024-03, "Income Statement (Topic 220): Reporting Comprehensive Income—Expense Disaggregation Disclosures.” Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This standard requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to all prior periods presented in the financial statements. The Company

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.
2.Variable Interest Entities (“VIEs”)
As of March 31, 2025 and December 31, 2024, Enhabit consolidated two joint venture entities that are VIEs and of which the Company is the primary beneficiary. The Company’s ownership percentages in these entities range from 60% and 90% as of March 31, 2025. Through partnership and management agreements with or governing these entities, Enhabit manages these entities and handles all day-to-day operating decisions. Accordingly, management has the decision-making power over the activities that most significantly impact the economic performance of the VIEs and the Company has an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit the Company from using the assets of the VIEs to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in Enhabit’s unaudited Condensed Consolidated Balance Sheets, are as follows (in millions):

	As of March 31, 2025	As of December 31, 2024
Assets
Current assets:
Restricted cash	$1.0	$1.4
Accounts receivable, net of allowances	2.2	2.1
Total current assets	3.2	3.5
Operating lease right-of-use assets	0.1	0.1
Goodwill	12.4	12.4
Intangible assets, net	0.7	0.7
Total assets	$16.4	$16.7
Liabilities
Current liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.3	0.2
Other current liabilities	0.8	0.9
Total current liabilities	1.2	1.2
Other long-term liabilities	—	0.1
Total liabilities	$1.2	$1.3

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
3.Long‑Term Debt
Long-term debt outstanding consists of the following (in millions):

	As of March 31, 2025	As of December 31, 2024
Credit agreement—
Term loan A facility	$343.1	$348.0
Advances under revolving credit facility	140.0	160.0
Finance lease obligations	6.7	7.4
	489.8	515.4
Less: Current portion	(22.5)	(22.8)
Long-term debt, net of current portion	$467.3	$492.6
The following table shows scheduled principal payments due on Enhabit’s long-term debt for the next five years (in millions):

Amount
April 1 through December 31, 2025	$16.9
2026	22.4
2027	452.1
2028 and thereafter	0.3
Gross maturities	491.7
Less: Unamortized debt issuance costs	(1.9)
Total	$489.8
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
On June 30, 2022, the Company drew the full $400.0 million of the Term Loan A Facility and $170.0 million on the Revolving Credit Facility. The net proceeds of $566.6 million were distributed to Encompass prior to the completion of the Distribution. For additional information on the Separation, see Item 1, “Business—Our History,” in the Form 10-K.
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

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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
As of September 30, 2023, Enhabit’s forecasted results suggested there was uncertainty of meeting the covenants through a period of one year from the issuance date of the September 30, 2023 financial statements. As a result, on November 3, 2023, the Company amended the Credit Facilities (the “Second Amendment”) to provide for, among other things, (i) an increase in the maximum permitted Total Net Leverage Ratio (as defined in the Credit Agreement) to 6.75 to 1.00 for the quarters ended December 31, 2023 and March 31, 2024, stepping down to 6.50 to 1.00 for the quarters ended June 30, September 30 and December 31, 2024, 5.75 to 1.00 for the quarter ended March 31, 2025, and 4.50 to 1.00 for the quarter ending June 30, 2025 and thereafter; (ii) the addition of a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant of 1.15 to 1.00 until the end of the Covenant Adjustment Period (as defined below); (iii) no Interest Coverage Ratio (as defined in the Credit Agreement) covenant until the end of the Covenant Adjustment Period; (iv) a permanent reduction in the Revolving Credit Facility commitment from $350.0 million to $220.0 million; (v) an increase in the Applicable Commitment Fee (as defined in the Credit Agreement) during the Covenant Adjustment Period; (vi) suspension of the ability of the Company to request incremental commitments under the Credit Agreement during the Covenant Adjustment Period; (vii) an increase of 0.25% in the applicable interest rate margins on amounts outstanding under the Credit Agreement during the Covenant Adjustment Period; (viii) limits on the amount of cash the Company can keep on hand and outside the lender group during the Covenant Adjustment Period; and (ix) additional limits on permitted indebtedness and acquisitions, permitted liens, restricted payments and permitted investments during the Covenant Adjustment Period. The “Covenant Adjustment Period” begins on the date of the Second Amendment and ends on the earlier of (a) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement, as amended, for the fiscal quarter ending June 30, 2025 and (b) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement as in effect immediately prior to the First Amendment for the applicable quarter.
As of March 31, 2025, the Company reduced its Total Net Leverage Ratio (as defined in the Credit Agreement) below the 4.50 to 1.00 requirement for the quarter ending June 30, 2025, which, upon evidence of compliance with the financial covenants as outlined above, will immediately terminate the Covenant Adjustment Period and restore the First Amendment covenant conditions.
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
As of March 31, 2025, Enhabit was in compliance with the financial covenants under the Credit Facilities. Although Enhabit’s forecasted results indicate the Company will continue to be in compliance with those financial covenants through a period of one year from the issuance date of the March 31, 2025 financial statements, management cannot guarantee continued compliance throughout this period. Management continually evaluates the Company’s expected compliance with the covenants described above and takes all appropriate steps to proactively renegotiate such covenants when appropriate.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
As of March 31, 2025, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 6.9%. On October 20, 2022, Enhabit entered into an interest rate swap to manage the Company’s exposure to interest rate movements for a portion of the Term Loan A Facility. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, the Company receives the one-month SOFR and pays a fixed rate of interest of 4.3%. See also Note 5, Derivative Instrument.
The carrying amounts and estimated fair values for long-term debt are presented in the following table (in millions):

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Term loan A facility	$343.1	$336.2	$348.0	$345.3
Advances under revolving credit facility	$140.0	$140.0	$160.0	$160.0
Finance lease obligations	$6.7	$6.7	$7.4	$7.4
Fair values for long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements, to the consolidated financial statements included in the Form 10-K.
4.Income Taxes
The Company’s effective income tax rates were 28.7% and 50.0% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rates differed from the federal statutory rate primarily due to the impact of stock-based compensation, state income taxes, and in 2025, an increase in the valuation allowance.
5.Derivative Instrument
In October 2022, Enhabit entered into an interest rate swap agreement with a notional value of $200.0 million and a maturity of October 20, 2025. See Note 3, Long‑Term Debt.
The activities of the cash flow hedge included in Accumulated other comprehensive (loss) income for the three months ended March 31, 2025 and 2024 are presented in the following table (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$(0.2)	$(0.5)
Unrealized gain recognized in other comprehensive income, net of tax	—	1.6
Reclassified to interest expense, net of tax	—	(0.3)
Balance at end of period	$(0.2)	$0.8
The fair value of derivative assets and liabilities within the unaudited Condensed Consolidated Balance Sheets are presented in the following table (in millions):

	As of March 31, 2025	As of December 31, 2024
Other current liabilities	$(0.2)	$(0.3)
Total	$(0.2)	$(0.3)
The fair value of the Company’s derivative instrument is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Note 1, Summary of Significant Accounting Policies—Fair Value Measurements, to the consolidated financial statements included in the Form 10-K.
6.Contingencies and Other Commitments
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
There were no claims made against the Company that are probable of loss and reasonably estimable as liabilities within Other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025.
Other Commitments
Enhabit is a party to service and other contracts in connection with conducting its business. Minimum amounts due under these agreements are $16.5 million in 2025, $5.7 million in 2026, and zero thereafter. These contracts primarily relate to medical and durable medical equipment used in the two reporting segments, and business and software licensing and support. Certain of these agreements include variable arrangements, such as the cost to the supplier plus a designated mark-up percentage, or a fixed rate per patient count per month in the two reporting segments.
7.Segment Reporting
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

•Home Health - Enhabit operates home health agencies in 34 states, with a concentration in the southern half of the United States. As of March 31, 2025, the Company operates 251 home health agencies. Enhabit is the sole owner of 240 of these locations. The Company retains 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice - Enhabit’s hospice operations represent one of the nation’s largest providers of Medicare-certified hospice services. The Company operates hospice provider locations in 25 states, with a concentration in the southern half of the United States. As of March 31, 2025, the Company operates 113 hospice provider locations. Enhabit is the sole owner of 109 of these locations. The Company retains 50.0% to 90.0% ownership in the remaining four jointly owned locations. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.

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

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Selected financial information for Enhabit’s reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Net service revenue	$200.6	$213.2	$59.3	$49.2

Labor	94.3	99.8	16.8	15.2
Supplies and pharmacy	2.4	2.7	5.2	4.7
Travel	5.1	5.7	1.2	1.1
Other cost of service	1.6	1.7	3.6	3.3
Total cost of service, excluding depreciation and amortization	103.4	109.9	26.8	24.3
General and administrative salaries	46.8	48.7	14.1	12.9
Other general and administrative expenses	11.6	10.8	3.3	2.8
Total general and administrative expenses	58.4	59.5	17.4	15.7
Net income attributable to noncontrolling interests	0.5	0.6	0.1	0.1
Segment Adjusted EBITDA	$38.3	$43.2	$15.0	$9.1
Total segment reconciliations (in millions):

	Three Months Ended March 31,
	2025	2024
Total Segment Adjusted EBITDA	$53.3	$52.3
Non-segment general and administrative expenses	(27.7)	(30.5)
Interest expense and amortization of debt discounts and fees	(9.4)	(11.1)
Depreciation and amortization	(6.3)	(7.8)
Gain on sale of investment	19.3	—
Stock-based compensation expense	(4.0)	(1.8)
Net income attributable to noncontrolling interests	0.6	0.7
Income before income taxes and noncontrolling interests	$25.8	$1.8
Additional detail regarding the revenues of the operating segments by payer type follows (in millions):

	Three Months Ended March 31,
	2025	2024
Home Health:
Medicare	$114.2	$128.3
Non-Medicare	84.4	82.6
Private duty(1)	2.0	2.3
Total Home Health	200.6	213.2
Hospice	59.3	49.2
Total net service revenue	$259.9	$262.4

(1)    Private duty represents long-term comprehensive hourly nursing medical care.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
8.Related Party Transactions
In connection with the Separation, as discussed in Note 1, Summary of Significant Accounting Policies, Enhabit entered into several agreements with Encompass that govern or used to govern the relationship of the parties following the Distribution, including a Separation and Distribution Agreement, a Transition Services Agreement, a Tax Matters Agreement, and an Employee Matters Agreement. The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) assets, liabilities, and contracts to be transferred, assumed, and assigned to each of Enhabit and Encompass as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Enhabit business with Enhabit and financial responsibility for the obligations and liabilities of Encompass’s remaining business with Encompass, (iii) procedures with respect to claims subject to indemnification and related matters, (iv) the allocation between Enhabit and Encompass of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Distribution, as well as the right to proceeds and the obligation to incur certain deductibles under certain insurance policies, and (v) procedures governing Enhabit’s and Encompass’s obligations and allocations of liabilities with respect to ongoing litigation matters that may implicate each of Enhabit’s business and Encompass’s business.
Transition Services Agreement
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
Data Analytics Investment
During 2019, the Company made a $2.0 million investment in Medalogix, LLC (“Medalogix”), a healthcare predictive data and analytics company. During 2021, Medalogix became a wholly-owned subsidiary of TVG Holdings, LLC (“TVG”), which resulted in the Company obtaining a minority equity investment in TVG in exchange for its investment in Medalogix. This investment was accounted for under the measurement alternative for investments. During each of the three months ended March 31, 2025 and 2024, the Company incurred costs of approximately $1.2 million, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of service, excluding depreciation and amortization, and General and administrative expenses in the unaudited Condensed Consolidated Statements of Income.
On March 19, 2025, Medalogix was combined with Forcura in a private equity-backed transaction (the “Transaction”). In connection with the Transaction, the Company sold its investment interest in TVG for approximately $21 million. The Transaction resulted in the Company recording a gain on sale of investment of approximately $19.3 million in Other income on the unaudited Condensed Consolidated Statement of Income. On March 31, 2025, the Company used $20.0 million of the proceeds from the Transaction to reduce debt under the Credit Agreement. See also Note 3, Long‑Term Debt. The costs incurred during the three months ended March 31, 2025, disclosed in the paragraph above, include only payments made to Medalogix prior to the Transaction date.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
9.Supplemental Cash Flow Information
The following table provides supplemental cash flow information and disclosures of non-cash investing and financing activities for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow disclosures:
Cash paid (refunds received) for income taxes, net	$(0.2)	$(0.2)
Cash paid for interest	$9.0	$11.8
Supplemental cash flow disclosures of non-cash investing and financing activities:
Property and equipment additions through finance leases	$0.1	$2.7
Operating lease additions	$3.2	$3.3
The following table details supplemental cash flow disclosures related to the reconciliation of cash and cash equivalents and restricted cash balances (in millions):

	As of March 31, 2025	As of December 31, 2024
Cash, cash equivalents, and restricted cash reconciliation:
Cash and cash equivalents	$39.5	$28.4
Restricted cash	1.3	1.9
Cash, cash equivalents, and restricted cash at end of period	$40.8	$30.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless specified otherwise, references to “we,” “us,” “our,” the “Company,” or “Enhabit” hereafter refer to Enhabit, Inc. and its subsidiaries. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1, “Financial Statements (Unaudited),” of this report. Among other things, those historical financial statements include more detailed information regarding the basis of presentation for the financial data included in the following discussion. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, as described under the section titled “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty-five years, we have provided care in the low‑cost home setting while achieving high-quality clinical outcomes. As of March 31, 2025, our footprint comprised 251 home health and 113 hospice locations across 34 states.
Our operations are principally managed on a services basis and include two operating segments for financial reporting purposes: (i) Home Health and (ii) Hospice. For additional information about our business and reportable segments, see Item 1, “Business,” and Item 1A, “Risk Factors,” in the Company’s Annual Report for the year ended December 31, 2024 on Form 10-K (the “Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 6, 2025 and Note 7, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements, and “—Segment Results of Operations” section of this item.
Recent Developments
Credit Agreement – Total Net Leverage Ratio
During the first quarter of 2025, the Company reduced its Total Net Leverage Ratio (as defined in the Credit Agreement) below the 4.50 times to 1.00 requirement for the quarter ending June 30, 2025, which, upon evidence of compliance, will immediately terminate the Covenant Adjustment Period (as defined in the Credit Agreement). See Note 3, Long-Term Debt. Exiting the Covenant Adjustment Period will allow the Company to benefit from improved pricing under the Credit Agreement and provide operational flexibility, including the flexibility to pursue acquisitions, a quarter earlier than otherwise anticipated.
Branch Closures
During the fourth quarter of 2024, management identified certain Home Health and Hospice branches to be closed in the first half of 2025. These branches were selected based on performance. As of March 31, 2025, four Home Health and three Hospice branches have either been closed or consolidated with other locations. Management expects four additional branches to be closed by the end of the second quarter.
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
Medicare reimbursement rates are subject to change annually. On April 11, 2025, the Centers for Medicare and Medicaid Services (“CMS”) issued its proposed rule for hospice payments for fiscal year 2026 ( the “2026 Hospice Rule”). CMS proposed a 2.4% estimated net increase to payments as compared to 2025 payments. This update represents a 3.2% update to the market basket, reduced by a 0.8% productivity adjustment. The proposed 2026 Hospice Rule will be effective for services provided beginning October 1, 2025. Based on our analysis of the proposed rule, we expect our impact to be in line with the 2.4% increase.

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
Efficiency
Cost and operating efficiencies impact the profitability of the patient care services we provide. We use a number of strategies to drive cost and operating efficiencies within our business. For further discussion of cost and operating efficiency strategies, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.
Impact of Inflation
Inflation has impacted us primarily with respect to our labor costs. The healthcare industry is labor intensive, and wages and other expenses may increase during periods of inflation or when labor shortages occur in the marketplace. For further discussion of inflation’s impact to cost control measures, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.
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
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
(in millions, except percentages)	2025	2024	2025 vs. 2024
Net service revenue	$259.9	$262.4	(1.0)%
Cost of service, excluding depreciation and amortization	130.2	134.2	(3.0)%
Gross margin, excluding depreciation and amortization	129.7	128.2	1.2%
General and administrative expenses	107.5	107.5	—%
Depreciation and amortization	6.3	7.8	(19.2)%
Operating income	15.9	12.9	23.3%
Interest expense and amortization of debt discounts and fees	9.4	11.1	(15.3)%
Other income	(19.3)	—	N/A
Income before income taxes and noncontrolling interests	25.8	1.8	1,333.3%
Provision for income taxes	7.4	0.9	722.2%
Net income	18.4	0.9	1,944.4%
Less: Net income attributable to noncontrolling interests	0.6	0.7	(14.3)%
Net income attributable to Enhabit, Inc.	$17.8	$0.2	8,800.0%
The following table sets forth our consolidated results as a percentage of Net service revenue:

	Three Months Ended March 31,
	2025	2024
Cost of service, excluding depreciation and amortization	50.1%	51.1%
General and administrative expenses	41.4%	41.0%
Depreciation and amortization	2.4%	3.0%
Net Service Revenue. For the three months ended March 31, 2025, Net service revenue decreased 1.0% compared to the prior period due to a decrease in Home Health segment revenue of 5.9% with average daily census in Home Health lower by 2.4% and unit revenue per patient day lower by 2.5% primarily related to the outsized growth in our non‑Medicare patients in Home Health. The decrease was partially offset by increased Hospice segment revenue of 20.5% associated with both growth in average daily census of 12.3%, as we continue to see the benefits of our maturing case management model, and improved unit revenue per patient day of 8.4% on improved Medicare reimbursement rates and the benefit of a non-recurring Medicare cap liability reversal in the first quarter of 2025. See “—Segment Results of Operations.”
Cost of Service, Excluding Depreciation and Amortization. For the three months ended March 31, 2025, Cost of service, excluding depreciation and amortization, decreased 3.0% compared to the prior period on a revenue decline of 1.0%. In the Home Health segment, unit costs per patient day improved 2.4% due to improved clinical staff productivity, partially offset by an approximately 3% annual merit increase that was effective in the fourth quarter of 2024. In the Hospice segment, unit cost per patient day improved 0.8% due to improved clinical staff productivity, partially offset by an approximately 3% annual merit increase that was effective in the fourth quarter of 2024. See “—Segment Results of Operations.”
General and Administrative Expenses. For the three months ended March 31, 2025, General and administrative expenses remained flat compared to the prior period.
Depreciation and Amortization. For the three months ended March 31, 2025, Depreciation and amortization decreased compared to the same period of 2024 due to a number of intangible assets, including licenses and non-compete agreements reaching the end of their useful lives in 2024.
Interest Expense and Amortization of Debt Discounts and Fees. For the three months ended March 31, 2025, Interest expense and amortization of debt discounts and fees decreased compared to the same period of 2024 primarily due to a lower average borrowing level under our credit facilities and lower average interest rates. See additional discussion on Note 3, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and “—Liquidity and Capital Resources” within this item.
Other Income. For the three months ended March 31, 2025, Other income consisted of a gain on sale of investment. See additional discussion in Note 8, Related Party Transactions, to the accompanying unaudited condensed consolidated financial statements.
Provision For Income Taxes. Our effective income tax rates were 28.7% and 50.0% for the three months ended March 31, 2025 and 2024, respectively. The lower rate in 2025 is due primarily to a lower unfavorable rate impact from stock-based compensation in 2025 than in 2024. See additional discussion in Note 4, Income Taxes, to the accompanying unaudited condensed consolidated financial statements.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure of our financial performance. Management believes Adjusted EBITDA assists investors in comparing our operating performance across operating periods on a consistent basis by excluding items we do not believe are indicative of our operating performance.
We calculate Adjusted EBITDA as Net income adjusted to exclude (i) interest expense and amortization of debt discounts and fees, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) gains or losses on disposal or impairment of assets, investments, or goodwill, (v) stock‑based compensation, (vi) net income attributable to noncontrolling interests and (vii) unusual or nonrecurring items not typical of ongoing operations.
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
The following table reconciles Net income to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2025	2024
Net income	$18.4	$0.9
Interest expense and amortization of debt discounts and fees	9.4	11.1
Provision for income taxes	7.4	0.9
Depreciation and amortization	6.3	7.8
Gain on sale of investment and disposal of assets	(19.3)	(0.2)
Stock-based compensation	4.0	1.8
Net income attributable to noncontrolling interests	(0.6)	(0.7)
Unusual or nonrecurring items that are not typical of ongoing operations	1.0	3.7
Adjusted EBITDA	$26.6	$25.3
The following table reconciles Net cash provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$17.9	$17.3
Interest expense, excluding amortization of debt discounts and fees	9.0	10.7
Current portion of income tax expense	6.2	1.4
Change in assets and liabilities	(6.9)	(7.2)
Net income attributable to noncontrolling interests	(0.6)	(0.7)
Unusual or nonrecurring items that are not typical of ongoing operations	1.0	3.7
Other	—	0.1
Adjusted EBITDA	$26.6	$25.3
Unusual or nonrecurring items in the three months ended March 31, 2025 include: (i) restructuring activities and severance costs and (ii) third-party legal fees associated with the suit Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. and pending in the Chancery Court of Delaware, and in which the Company has asserted claims for breach of fiduciary duty, aiding and abetting, and usurpation of corporate opportunity arising from actions involving its former officers. In the three months ended March 31, 2024, they include: (i) third-party legal and advisory fees related to the strategic review process; (ii) third‑party legal fees associated with the suit Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. and (iii) standalone transition costs and shareholder activism.
For additional information, see “—Segment Results of Operations.”

Segment Results of Operations
Our segment and consolidated Net service revenue is provided in the following tables:

	Three Months Ended March 31,
	2025		2024
(in millions, except percentages)	$ Amount	% of Consolidated Revenue	$ Amount	% of Consolidated Revenue
Home Health segment net service revenue	$200.6	77.2%	$213.2	81.2%
Hospice segment net service revenue	59.3	22.8%	49.2	18.8%
Consolidated net service revenue	$259.9	100.0%	$262.4	100.0%
For the three months ended March 31, 2025, our Consolidated net service revenue decreased 1.0% compared to the same period of 2024 due to lower average daily census and unit revenue per patient day in Home Health partially offset by Net service revenue growth in Hospice. The increase in Hospice Net service revenue was attributable to growth in average daily census, increased Medicare reimbursement rates, and the benefit of a non-recurring Medicare cap liability reversal in the first quarter of 2025.
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
Home Health
Our Home Health segment derived its Net service revenue from the following payer sources:

	Three Months Ended March 31,
	2025	2024
Medicare	56.9%	60.2%
Medicare Advantage	30.2%	27.8%
Managed Care	11.1%	10.5%
Medicaid	1.0%	1.2%
Other	0.8%	0.3%
Total	100.0%	100.0%
See Item 1, “Business,” in the Form 10-K for additional information on our payer mix.

Additional information regarding our Home Health segment’s operating results is as follows:

	Three Months Ended March 31,		Percentage Change
(in millions, except percentages)	2025	2024	2025 vs. 2024
Net service revenue:
Medicare	$114.2	$128.3	(11.0)%
Non-Medicare	84.4	82.6	2.2%
Private duty(1)	2.0	2.3	(13.0)%
Home Health net service revenue	200.6	213.2	(5.9)%
Cost of service, excluding depreciation and amortization	103.4	109.9	(5.9)%
Gross margin, excluding depreciation and amortization	97.2	103.3	(5.9)%
General and administrative expenses	58.4	59.5	(1.8)%
Net income attributable to noncontrolling interests	0.5	0.6	(16.7)%
Home Health Segment Adjusted EBITDA(2)	$38.3	$43.2	(11.3)%

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

	Three Months Ended March 31,		Percentage Change
(actual amounts)	2025	2024	2025 vs. 2024
Medicare:
Admissions	24,044	25,944	(7.3)%
Recertifications	15,734	17,652	(10.9)%
Completed episodes	38,266	43,171	(11.4)%
Average daily census	20,110	21,709	(7.4)%
Visits	547,690	632,047	(13.3)%
Visits per episode	14.3	14.6	(2.1)%
Revenue per episode	$2,984	$2,972	0.4%
Non-Medicare:
Admissions	33,178	30,881	7.4%
Recertifications	13,133	13,489	(2.6)%
Average daily census	21,126	20,541	2.8%
Visits	542,526	571,289	(5.0)%
Total:
Admissions	57,222	56,825	0.7%
Same-store total admissions growth			0.7%
Recertifications	28,867	31,141	(7.3)%
Same-store total recertifications growth			(7.3)%
Average daily census	41,236	42,250	(2.4)%
Visits	1,090,216	1,203,336	(9.4)%
Visits per episode	13.9	14.9	(6.7)%
Cost per visit	$93.5	$90.0	3.9%
Revenue per patient day	$54.1	$55.5	(2.5)%
Cost per patient day	$27.9	$28.6	(2.4)%
Expenses as a Percentage of Net Service Revenue

	Three Months Ended March 31,
	2025	2024
Cost of service, excluding depreciation and amortization	51.5%	51.5%
General and administrative expenses	29.1%	27.9%
Net Service Revenue. For the three months ended March 31, 2025, Home Health net service revenue decreased 5.9% compared to the same period of 2024 due to decreases in average daily census of 2.4% and unit revenue per patient day of 2.5% primarily related to outsized growth in our non-Medicare patients.
Segment Adjusted EBITDA. The decrease in Home Health Segment Adjusted EBITDA of 11.3% during the three months ended March 31, 2025 compared to the same period of 2024 resulted primarily from the decrease in Net service revenue of 5.9%, as discussed above, with Cost of service, excluding depreciation and amortization, lower by 5.9% due to improved clinical staff productivity. Home Health segment General and administrative expenses decreased 1.8% compared to the same period of 2024 due to cost savings initiatives, partially offset by an annual merit increase in the fourth quarter of 2024.

Hospice
Our Hospice segment derived its Net service revenue from the following payer sources:

	Three Months Ended March 31,
	2025	2024
Medicare	96.5%	98.6%
Managed Care	2.0%	1.4%
Medicaid	1.5%	—%
Total	100.0%	100.0%
Additional information regarding our Hospice segment’s operating results is as follows:

	Three Months Ended March 31,		Percentage Change
(in millions, except percentages)	2025	2024	2025 vs. 2024
Hospice net service revenue	$59.3	$49.2	20.5%
Cost of service, excluding depreciation and amortization	26.8	24.3	10.3%
Gross margin, excluding depreciation and amortization	32.5	24.9	30.5%
General and administrative expenses	17.4	15.7	10.8%
Net income attributable to noncontrolling interests	0.1	0.1	—%
Hospice Segment Adjusted EBITDA(1)	$15.0	$9.1	64.8%

	Three Months Ended March 31,		Percentage Change
(actual amounts)	2025	2024	2025 vs. 2024
Total:
Admissions	3,274	3,032	8.0%
Same-store total admissions growth			5.2%
Patient days	342,784	308,542	11.1%
Discharged average length of stay	101	104	(2.9)%
Average daily census	3,809	3,391	12.3%
Revenue per patient day	$173.0	$159.6	8.4%
Cost per patient day	$78.2	$78.8	(0.8)%

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
Expenses as a Percentage of Net Service Revenue

	Three Months Ended March 31,
	2025	2024
Cost of service, excluding depreciation and amortization	45.2%	49.4%
General and administrative expenses	29.3%	31.9%
Net Service Revenue. For the three months ended March 31, 2025, Hospice net service revenue increased 20.5% compared to the same period of 2024 due to an increase in average daily census of 12.3%, as we continue to see the benefits of our maturing case management model, and improved unit revenue per patient day of 8.4% on improved Medicare reimbursement rates and the benefit of a non-recurring Medicare cap liability reversal in the first quarter of 2025.
Segment Adjusted EBITDA. The increase in Hospice Segment Adjusted EBITDA of 64.8% during the three months ended March 31, 2025 compared to the same period of 2024 resulted primarily from the increase in Net service revenue of 20.5%, as discussed above, with Cost of service, excluding depreciation and amortization, higher by 10.3% to support revenue growth, partially offset by improved clinical staff productivity. Hospice General and administrative expenses increased 10.8% due to increased selling related and back office support expenses to support revenue growth and an annual merit increase in the fourth quarter of 2024.
Liquidity and Capital Resources
Our principal sources of short-term liquidity are our cash on hand and our revolving credit facility. We use these sources to fund working capital requirements, capital expenditures and acquisitions, and to service our debt. See “—Contractual Obligations” for more information about our material cash requirements from our contractual obligations at March 31, 2025.
As of March 31, 2025 and December 31, 2024, we had $39.5 million and $28.4 million, respectively, in Cash and cash equivalents. These amounts exclude $1.3 million and $1.9 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which our joint venture partner requested, and we agreed, the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and —Restricted Cash, to the consolidated financial statements included in the Form 10-K. As of March 31, 2025, we also had $71.4 million available to us under the Revolving Credit Facility.
On March 19, 2025, Medalogix was combined with Forcura in a private equity-backed transaction (the “Transaction”). In connection with the Transaction, we sold our investment interest in TVG Holdings, LLC (“TVG”) for approximately $21 million. On March 31, 2025, we used $20.0 million of the proceeds from the Transaction to reduce debt under our Credit Agreement. We expect to incur approximately $3.3 million of cash tax liability from the sale, which is payable in future periods.
For additional information regarding our debt, see Note 3, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$17.9	$17.3
Net cash provided by (used in) investing activities	20.8	(1.1)
Net cash used in financing activities	(28.2)	(6.6)
Increase in cash, cash equivalents, and restricted cash	$10.5	$9.6
Operating Activities. The increase in Net cash provided by operating activities during the three months ended March 31, 2025 as compared to 2024 primarily resulted from increased net income.
Investing Activities. During the three months ended March 31, 2025, Net cash provided by investing activities primarily resulted from the proceeds from the sale of an investment. During the three months ended March 31, 2024, Net cash used in investing activities primarily resulted from purchases of property and equipment.
Financing Activities. During the three months ended March 31, 2025 and 2024, Net cash used in financing activities primarily resulted from repayments of borrowings under our credit facilities.

Our consolidated contractual obligations as of March 31, 2025 are as follows (in millions):

	Total	Current	Long-Term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility, finance lease obligations and unamortized debt issuance costs(1)	$345.0	$20.0	$325.0
Revolving credit facility	140.0	—	140.0
Interest on long-term debt(2)	100.4	33.5	66.9
Finance lease obligations(1)	7.2	2.8	4.4
Operating lease obligations(3)	65.4	15.9	49.5
Purchase obligations(4)	22.2	19.5	2.7
Total	$680.2	$91.7	$588.5

(1)We lease automobiles for our clinicians under finance leases. Amounts include the interest portion of future minimum finance lease payments. For more information, see Note 6, Leases, to the consolidated financial statements included in the Form 10-K.
(2)Interest on long-term debt was calculated using the rate for the Term Loan A Facility as of March 31, 2025.
(3)In addition to our corporate headquarters office space, our Home Health and Hospice segments lease: (i) relatively small office spaces in the localities they serve; and (ii) equipment in the normal course of business. Amounts include the interest portion of future minimum operating lease payments. For more information, see Note 6, Leases, to the consolidated financial statements included in the Form 10-K.
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
Our capital expenditures include costs associated with computer hardware and licensing software we utilize to run our business, as well as leasehold improvements. During 2025, we expect to spend approximately $5 million for maintenance capital expenditures. During the three months ended March 31, 2025 and 2024, we made capital expenditures of $0.3 million and $1.8 million, respectively, for property and equipment and capitalized software. Actual amounts spent will be dependent upon the timing of projects for our business.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in the Form 10‑K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2025, our primary variable rate debt outstanding related to $140.0 million in advances under our Revolving Credit Facility and $345.0 million under our Term Loan A Facility.
On October 20, 2022, we entered into an interest rate swap. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. The impact of increases and decreases in interest rates on our cash flow discussed below includes the impact of the interest rate swap.
Assuming outstanding balances were to remain the same and including the impact of our interest rate swap agreement, a 1% increase in interest rates would result in an incremental negative cash flow of $2.9 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $2.9 million over the next 12 months.
See Note 3, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements for additional information regarding our long-term debt.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” in the Form 10-K for the period ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2025, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Plans
January 1 through January 31	49,794	$7.79	—	—
February 1 through February 28	12,865	8.26	—	—
March 1 through March 31	105,046	8.23	—	—
Total	167,705	$8.10	—	—

(1)Represents shares of common stock we repurchased to satisfy employee tax-withholding obligations in connection with the vesting of stock‑based compensation awards.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

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

ENHABIT, INC.

By:	/s/ Ryan Solomon
Ryan Solomon
Chief Financial Officer

Date:	May 8, 2025