Form 10-Q
period 2025-06-30
Enhabit, Inc.
filed 2025-08-07
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, the registrant had 50,690,382 shares of its common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net service revenue	$266.1	$260.6	$526.0	$523.0
Cost of service, excluding depreciation and amortization	135.5	131.8	265.7	266.0
General and administrative expenses	108.2	110.0	215.7	217.5
Depreciation and amortization	5.7	7.6	12.0	15.4
Operating income	16.7	11.2	32.6	24.1
Interest expense and amortization of debt discounts and fees	8.7	10.9	18.1	22.0
Other income	—	—	(19.3)	—
Income before income taxes and noncontrolling interests	8.0	0.3	33.8	2.1
Provision for (benefit from) income taxes	2.3	(0.1)	9.7	0.8
Net income	5.7	0.4	24.1	1.3
Less: Net income attributable to noncontrolling interests	0.5	0.6	1.1	1.3
Net income (loss) attributable to Enhabit, Inc.	$5.2	$(0.2)	$23.0	$—

Weighted average common shares outstanding:
Basic	50.6	50.1	50.7	50.1
Diluted	51.4	50.1	51.2	50.1

Earnings (loss) per common share:
Basic earnings per share attributable to Enhabit, Inc. common stockholders	$0.10	$—	$0.45	$—
Diluted earnings per share attributable to Enhabit, Inc. common stockholders	$0.10	$—	$0.45	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$5.7	$0.4	$24.1	$1.3
Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax expense of $0.1, $—, $0.1, and $0.4 respectively	0.2	0.1	0.2	1.4
Total other comprehensive income	0.2	0.1	0.2	1.4
Comprehensive income including noncontrolling interests	5.9	0.5	24.3	2.7
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.6	1.1	1.3
Comprehensive income (loss) attributable to Enhabit, Inc.	$5.4	$(0.1)	$23.2	$1.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$37.1	$28.4
Restricted cash	1.8	1.9
Accounts receivable, net of allowances	158.5	149.2
Prepaid expenses and other current assets	8.1	13.2
Total current assets	205.5	192.7
Property and equipment, net	16.2	17.7
Operating lease right-of-use assets	51.7	52.8
Goodwill	900.0	900.0
Intangible assets, net	49.4	58.1
Other long-term assets	2.6	4.7
Total assets	$1,225.4	$1,226.0
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.4	$22.8
Current operating lease liabilities	12.9	12.3
Accounts payable	11.5	6.7
Accrued payroll	36.6	37.1
Accrued medical insurance	7.6	5.5
Other current liabilities	39.9	41.8
Total current liabilities	130.9	126.2
Long-term debt, net of current portion	456.9	492.6
Long-term operating lease liabilities, net of current portion	40.6	41.8
Deferred income tax liabilities	14.1	11.5
Total liabilities	642.5	672.1
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	5.0	5.0
Stockholders’ equity:
Total Enhabit, Inc. stockholders’ equity	552.4	523.5
Noncontrolling interests	25.5	25.4
Total stockholders’ equity	577.9	548.9
Total liabilities and stockholders’ equity	$1,225.4	$1,226.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2025
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at March 31, 2025	50.6	$0.5	$429.8	$(0.2)	$116.1	0.4	$(3.0)	$25.1	$568.3
Net income	—	—	—	—	5.2	—	—	0.5	5.7
Other comprehensive income, net of tax	—	—	—	0.2	—	—	—	—	0.2
Capital distributions	—	—	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation expense	—	—	3.8	—	—	—	—	—	3.8
Balance at June 30, 2025	50.6	$0.5	$433.6	$—	$121.3	0.4	$(3.0)	$25.5	$577.9

	Three Months Ended June 30, 2024
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at March 31, 2024	50.2	$0.5	$417.6	$0.8	$254.7	0.2	$(1.3)	$27.7	$700.0
Net income (loss)	—	—	—	—	(0.2)	—	—	0.6	0.4
Other comprehensive income, net of tax	—	—	—	0.1	—	—	—	—	0.1
Capital distributions	—	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation expense	—	—	2.2	—	—	—	—	—	2.2
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	—	—	—	—	—	—	(0.1)	—	(0.1)
Balance at June 30, 2024	50.2	$0.5	$419.8	$0.9	$254.5	0.2	$(1.4)	$26.1	$700.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30, 2025
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	50.4	$0.5	$426.6	$(0.2)	$98.3	0.2	$(1.7)	$25.4	$548.9
Net income	—	—	—	—	23.0	—	—	1.1	24.1
Other comprehensive income, net of tax	—	—	—	0.2	—	—	—	—	0.2
Capital distributions	—	—	—	—	—	—	—	(1.0)	(1.0)
Stock-based compensation expense	—	—	7.0	—	—	—	—	—	7.0
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	(0.1)	—	—	—	—	0.2	(1.3)	—	(1.3)
Issuance of common stock pursuant to omnibus incentive plan	0.3	—	—	—	—	—	—	—	—
Balance at June 30, 2025	50.6	$0.5	$433.6	$—	$121.3	0.4	$(3.0)	$25.5	$577.9

	Six Months Ended June 30, 2024
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2023	50.1	$0.5	$415.8	$(0.5)	$254.5	0.1	$(0.6)	$27.0	$696.7
Net income	—	—	—	—	—	—	—	1.3	1.3
Other comprehensive income, net of tax	—	—	—	1.4	—	—	—	—	1.4
Capital distributions	—	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation expense	—	—	4.0	—	—	—	—	—	4.0
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	(0.1)	—	—	—	—	0.1	(0.8)	—	(0.8)
Issuance of common stock pursuant to omnibus incentive plan	0.2	—	—	—	—	—	—	—	—
Balance at June 30, 2024	50.2	$0.5	$419.8	$0.9	$254.5	0.2	$(1.4)	$26.1	$700.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$24.1	$1.3
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	12.0	15.4
Amortization of debt-related costs	0.7	0.7
Gain on sale of investment	(19.3)	—
Stock-based compensation	7.6	4.0
Deferred income taxes	2.5	(1.1)
Other	0.1	(0.1)
Changes in assets and liabilities, net of acquisitions—
Accounts receivable, net of allowances	(9.3)	(1.3)
Prepaid expenses and other assets	5.8	5.9
Accounts payable	4.9	0.1
Accrued payroll	(1.1)	(1.5)
Other liabilities	0.5	3.5
Net cash provided by operating activities	28.5	26.9
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software costs	(2.2)	(2.5)
Proceeds from sale of investment	21.0	—
Other	0.2	0.8
Net cash provided by (used in) investing activities	19.0	(1.7)
Cash flows from financing activities:
Principal payments on debt	(10.0)	(10.0)
Payments on revolving credit facility	(25.0)	(10.0)
Principal payments under finance lease obligations	(1.5)	(1.8)
Distributions paid to noncontrolling interests of consolidated affiliates	(1.0)	(2.2)
Other	(1.4)	(0.8)
Net cash used in financing activities	(38.9)	(24.8)
Increase in cash, cash equivalents, and restricted cash	8.6	0.4
Cash, cash equivalents, and restricted cash at beginning of period	30.3	29.8
Cash, cash equivalents, and restricted cash at end of period	$38.9	$30.2
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

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Net Service Revenue. Net service revenue disaggregated by payer source and segment is as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Medicare	$116.0	$121.7	$59.7	$49.5	$175.7	$171.2
Medicare Advantage	63.7	61.3	—	—	63.7	61.3
Managed Care	23.1	24.2	0.5	0.9	23.6	25.1
Medicaid	1.9	2.4	—	—	1.9	2.4
Other	1.2	0.6	—	—	1.2	0.6
Total	$205.9	$210.2	$60.2	$50.4	$266.1	$260.6

	Home Health		Hospice		Consolidated
	Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Medicare	$230.2	$250.0	$117.0	$97.7	$347.2	$347.7
Medicare Advantage	124.3	120.6	—	—	124.3	120.6
Managed Care	45.3	46.6	1.7	1.9	47.0	48.5
Medicaid	4.0	4.9	0.7	—	4.7	4.9
Other	2.7	1.3	0.1	—	2.8	1.3
Total	$406.5	$423.4	$119.5	$99.6	$526.0	$523.0
For a discussion of the Company’s significant accounting policies, including its policy related to Net service revenue, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10‑K.
Earnings (Loss) Per Common Share. The following table sets forth the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding:
Basic	50.6	50.1	50.7	50.1
Dilutive effect of restricted stock, restricted stock units and performance units	0.8	—	0.5	—
Diluted	51.4	50.1	51.2	50.1
A total of 0.3 million options to purchase Enhabit’s shares, for each of the three and six months ended June 30, 2025, and 0.1 million and 0.2 million shares of restricted stock awards, performance units and restricted stock units, for the three and six months ended June 30, 2025, respectively, were excluded from the diluted weighted average common shares outstanding because their effects were anti‑dilutive. A total of 0.3 million options to purchase Enhabit’s shares and 2.5 million shares of restricted stock awards, performance units and restricted stock units were excluded from the diluted weighted average common shares outstanding for each of the three and six months ended June 30, 2024 because their effects were anti-dilutive. See Note 9, Stock-Based Payments, to the consolidated financial statements included in the Form 10-K for additional information.
Accrued Other Expenses. Accrued other expenses includes $9.4 million and $13.5 million of accrued hospice-related costs, $6.2 million and $6.7 million of legal fees, and $6.6 million and $6.6 million of workers’ compensation expense as of June 30, 2025 and December 31, 2024, respectively.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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
2.Variable Interest Entities (“VIEs”)
As of June 30, 2025 and December 31, 2024, Enhabit consolidated two joint venture entities that are VIEs and of which the Company is the primary beneficiary. The Company’s ownership percentages in these entities range from 60% and 90% as of June 30, 2025. Through partnership and management agreements with or governing these entities, Enhabit manages these entities and handles all day-to-day operating decisions. Accordingly, management has the decision-making power over the activities that most significantly impact the economic performance of the VIEs and the Company has an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit the Company from using the assets of the VIEs to satisfy the obligations of other entities.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in Enhabit’s unaudited Condensed Consolidated Balance Sheets, are as follows (in millions):

	As of June 30, 2025	As of December 31, 2024
Assets
Current assets:
Restricted cash	$1.5	$1.4
Accounts receivable, net of allowances	2.1	2.1
Total current assets	3.6	3.5
Operating lease right-of-use assets	0.1	0.1
Goodwill	12.4	12.4
Intangible assets, net	0.6	0.7
Total assets	$16.7	$16.7
Liabilities
Current liabilities:
Current operating lease liabilities	$0.1	$0.1
Accrued payroll	0.2	0.2
Other current liabilities	0.7	0.9
Total current liabilities	1.0	1.2
Other long-term liabilities	—	0.1
Total liabilities	$1.0	$1.3
3.Long‑Term Debt
Long-term debt outstanding consists of the following (in millions):

	As of June 30, 2025	As of December 31, 2024
Credit agreement—
Term loan A facility	$338.3	$348.0
Advances under revolving credit facility	135.0	160.0
Finance lease obligations	6.0	7.4
Total debt	479.3	515.4
Less: Current portion	(22.4)	(22.8)
Long-term debt, net of current portion	$456.9	$492.6

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table shows scheduled principal payments due on Enhabit’s long-term debt for the next five years (in millions):

Amount
July 1 through December 31, 2025	$11.2
2026	22.3
2027	447.1
2028 and thereafter	0.3
Gross maturities	480.9
Less: Unamortized debt issuance costs	(1.6)
Total	$479.3
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
On June 27, 2023, Enhabit amended the Credit Facilities (the “First Amendment”) to provide for, among other things: (i) a new tier to the pricing grid for interest rate margins when the total net leverage ratio (“Total Net Leverage Ratio”, as defined in the Credit Agreement) exceeds 4.50 to 1.00; (ii) changes to the conditions concerning the Company’s Total Net Leverage Ratio that must be met for the Company to borrow incremental ratio-based amounts; (iii) an increase in the maximum permitted Total Net Leverage Ratio to 5.25 to 1.00 for the quarters ended June 30, 2023, September 30, 2023, and December 31, 2023, stepping down to 5.00 to 1.00 for the quarter ended March 31, 2024, 4.75 to 1.00 for the quarter ended June 30, 2024, and 4.50 to 1.00 for the quarter ended September 30, 2024 and thereafter; and (iv) modifications to the Company’s ability to declare and make certain restricted payments.
On September 29, 2023, Enhabit entered into a Limited Waiver (the “Waiver”) with Wells Fargo Bank, National Association, as administrative agent to the other lenders (the “Administrative Agent”) under the Credit Agreement and the First Amendment. The Waiver released the Company from the requirement to comply with the Total Net Leverage Ratio and the interest coverage ratio (“Interest Coverage Ratio”, as defined in the Credit Agreement) covenants for the three months ended September 30, 2023. The Waiver also required that, until such time as the Company certified compliance with the waived financial covenants, the aggregate principal amount of the Company’s revolving loans allowed under the Credit Agreement was decreased from $350.0 million to $230.0 million. All other covenants and terms of the Credit Agreement remained unchanged and in effect. Although the Company was not required to be in compliance with the financial covenants as of September 30, 2023, it was in compliance with the financial covenants under the Credit Facilities.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
As of September 30, 2023, Enhabit’s forecasted results suggested there was uncertainty of meeting the covenants through a period of one year from the issuance date of the September 30, 2023 financial statements. As a result, on November 3, 2023, the Company amended the Credit Facilities (the “Second Amendment”) to provide for, among other things, (i) an increase in the maximum permitted Total Net Leverage Ratio to 6.75 to 1.00 for the quarters ended December 31, 2023 and March 31, 2024, stepping down to 6.50 to 1.00 for the quarters ended June 30, September 30 and December 31, 2024, 5.75 to 1.00 for the quarter ended March 31, 2025, and 4.50 to 1.00 for the quarter ended June 30, 2025 and thereafter; (ii) the addition of a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant of 1.15 to 1.00 until the end of the Covenant Adjustment Period (as defined below); (iii) no Interest Coverage Ratio covenant until the end of the Covenant Adjustment Period; (iv) a permanent reduction in the Revolving Credit Facility commitment from $350.0 million to $220.0 million; (v) an increase in the Applicable Commitment Fee (as defined in the Credit Agreement) during the Covenant Adjustment Period; (vi) suspension of the ability of the Company to request incremental commitments under the Credit Agreement during the Covenant Adjustment Period; (vii) an increase of 0.25% in the applicable interest rate margins on amounts outstanding under the Credit Agreement during the Covenant Adjustment Period; (viii) limits on the amount of cash the Company can keep on hand and outside the lender group during the Covenant Adjustment Period; and (ix) additional limits on permitted indebtedness and acquisitions, permitted liens, restricted payments and permitted investments during the Covenant Adjustment Period. The “Covenant Adjustment Period” begins on the date of the Second Amendment and ends on the earlier of (a) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement, as amended, for the fiscal quarter ended June 30, 2025 and (b) the date that the Company provides evidence of compliance with the financial covenants in the Credit Agreement as in effect immediately prior to the First Amendment for the applicable quarter.
As of May 9, 2025, the Covenant Adjustment Period ended and the Company became subject to the financial covenants in the Credit Agreement as required by the First Amendment for each applicable quarter starting with the fiscal quarter ended June 30, 2025. These requirements include, among other things, (i) a maximum permitted Total Net Leverage Ratio of 4.5 to 1.0, and (ii) a minimum Interest Coverage Ratio of no less than 2.5 to 1.0 for the previous four consecutive quarters. The end of the Covenant Adjustment Period also resulted in, among other things, (a) a reset of the Applicable Commitment Fee (as defined in the Credit Agreement) to the levels in place prior the Covenant Adjustment Period; (b) the removal of the suspension of the ability of the Company to request incremental commitments under the Credit Agreement; (c) a reset of the applicable interest rate margins on amounts outstanding under the Credit Agreement to the levels in place prior the Covenant Adjustment Period; (d) the removal of limits imposed on the Company for the amount of cash the Company can keep on hand and outside the lender group; and (e) the removal of additional limits on permitted indebtedness and acquisitions, permitted liens, restricted payments and permitted investments imposed during the Covenant Adjustment Period.
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
As of June 30, 2025, Enhabit was in compliance with the financial covenants under the Credit Facilities. Although Enhabit’s forecasted results indicate the Company will continue to be in compliance with those financial covenants through a period of one year from the issuance date of the June 30, 2025 financial statements, management cannot guarantee continued compliance throughout this period. Management continually evaluates the Company’s expected compliance with the covenants described above and takes all appropriate steps to proactively renegotiate such covenants when appropriate.
As of June 30, 2025, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 6.7%. On October 20, 2022, Enhabit entered into an interest rate swap to manage the Company’s exposure to interest rate movements for a portion of the Term Loan A Facility. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, the Company receives the one-month SOFR and pays a fixed rate of interest of 4.3%. See also Note 5, Derivative Instrument.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The carrying amounts and estimated fair values for long-term debt are presented in the following table (in millions):

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Term loan A facility	$338.3	$334.0	$348.0	$345.3
Advances under revolving credit facility	$135.0	$135.0	$160.0	$160.0
Finance lease obligations	$6.0	$6.0	$7.4	$7.4
Fair values for long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements, to the consolidated financial statements included in the Form 10-K.
4.Income Taxes
The Company’s effective income tax rates were 28.8% and 28.7% for the three and six months ended June 30, 2025, respectively. The effective income tax rates differed from the federal statutory rate primarily due to the impact of stock‑based compensation, state income taxes, and an increase in the valuation allowance.
The Company’s effective income tax rates were (33.3)% and 38.1% for the three and six months ended June 30, 2024, respectively. The rate for the three months ended June 30, 2024 differed from the federal statutory rate primarily due to income attributable to noncontrolling interests which is not taxable to the Company. The rate for the six months ended June 30, 2024 differed from the federal statutory rate primarily due to the unfavorable impact of stock-based compensation, partially offset by the effect of income attributable to noncontrolling interests.
Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The changes in the tax law in the OBBBA, including changes to the calculation of the business interest expense limitation and reinstatement of 100% bonus depreciation, are expected to affect the Company’s current and deferred tax balances in future periods. The Company is currently evaluating the impact of the legislation on its condensed consolidated financial statements.
5.Derivative Instrument
In October 2022, Enhabit entered into an interest rate swap agreement with a notional value of $200.0 million and a maturity of October 20, 2025. See Note 3, Long‑Term Debt.
The activities of the cash flow hedge included in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 are presented in the following table (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$(0.2)	$0.8	$(0.2)	$(0.5)
Unrealized gain recognized in other comprehensive income, net of tax	0.2	0.5	0.2	2.1
Reclassified to interest expense, net of tax	—	(0.4)	—	(0.7)
Balance at end of period	$—	$0.9	$—	$0.9

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The fair value of derivative assets and liabilities within the unaudited Condensed Consolidated Balance Sheets are presented in the following table (in millions):

	As of June 30, 2025	As of December 31, 2024
Other current liabilities	$—	$(0.3)
Total	$—	$(0.3)
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
There were no claims made against the Company that are probable of loss and reasonably estimable as liabilities within Other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 or December 31, 2024.
Other Commitments
Enhabit is a party to service and other contracts in connection with conducting its business. Minimum amounts due under these agreements are $16.3 million in 2025, $8.0 million in 2026, and $3.7 million thereafter. These contracts primarily relate to medical and durable medical equipment used in the two reporting segments, and business and software licensing and support. Certain of these agreements include variable arrangements, such as the cost to the supplier plus a designated mark-up percentage, or a fixed rate per patient count per month in the two reporting segments.
7.Segment Reporting
Enhabit’s two reportable segments, Home Health and Hospice, are based on the major types of services provided by the Company, as described below. The Chief Executive Officer, who is also the Chief Operating Decision Maker, uses these segment groupings and the results of each segment, measured by Segment Adjusted EBITDA, to evaluate performance and allocate resources, primarily during the annual budget process and regular operational performance reviews. Segment assets are not reviewed by the Chief Operating Decision Maker and therefore are not disclosed below.
•Home Health - Enhabit operates home health agencies in 33 states, with a concentration in the southern half of the United States. As of June 30, 2025, the Company operates 249 home health agencies. Enhabit is the sole owner of 238 of these locations. The Company retains 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice - Enhabit’s hospice operations represent one of the nation’s largest providers of Medicare-certified hospice services. The Company operates hospice provider locations in 24 states, with a concentration in the southern half of the United States. As of June 30, 2025, the Company operates 114 hospice provider locations. Enhabit is the sole owner of 110 of these locations. The Company retains 50.0% to 90.0% ownership in the remaining four jointly owned locations. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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
Selected financial information for Enhabit’s reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Net service revenue	$205.9	$210.2	$60.2	$50.4

Labor	98.1	97.3	17.6	15.5
Supplies and pharmacy	2.4	2.3	5.4	4.7
Travel	5.2	5.5	1.2	1.2
Other cost of service	1.5	1.8	4.1	3.5
Total cost of service, excluding depreciation and amortization	107.2	106.9	28.3	24.9
General and administrative salaries	46.8	47.7	14.5	13.3
Other general and administrative expenses	12.3	10.9	3.2	3.0
Total general and administrative expenses	59.1	58.6	17.7	16.3
Net income attributable to noncontrolling interests	0.3	0.5	0.2	0.1
Segment Adjusted EBITDA	$39.3	$44.2	$14.0	$9.1

	Home Health		Hospice
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net service revenue	$406.5	$423.4	$119.5	$99.6

Labor	192.4	197.1	34.4	30.7
Supplies and pharmacy	4.8	5.1	10.6	9.3
Travel	10.3	11.1	2.4	2.3
Other cost of service	3.1	3.5	7.7	6.9
Total cost of service, excluding depreciation and amortization	210.6	216.8	55.1	49.2
General and administrative salaries	93.5	96.4	28.6	26.2
Other general and administrative expenses	24.0	21.7	6.5	5.8
Total general and administrative expenses	117.5	118.1	35.1	32.0
Net income attributable to noncontrolling interests	0.8	1.1	0.3	0.2
Segment Adjusted EBITDA	$77.6	$87.4	$29.0	$18.2

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Total segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Segment Adjusted EBITDA	$53.3	$53.3	$106.6	$105.6
Non-segment general and administrative expenses	(27.8)	(32.9)	(55.5)	(63.4)
Interest expense and amortization of debt discounts and fees	(8.7)	(10.9)	(18.1)	(22.0)
Depreciation and amortization	(5.7)	(7.6)	(12.0)	(15.4)
Gain on sale of investment	—	—	19.3	—
Stock-based compensation expense	(3.6)	(2.2)	(7.6)	(4.0)
Net income attributable to noncontrolling interests	0.5	0.6	1.1	1.3
Income before income taxes and noncontrolling interests	$8.0	$0.3	$33.8	$2.1
Additional detail regarding the revenues of the operating segments by payer type follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Home Health:
Medicare	$116.0	$121.7	$230.2	$250.0
Non-Medicare	87.8	86.3	172.2	169.0
Private duty(1)	2.1	2.2	4.1	4.4
Total Home Health	205.9	210.2	406.5	423.4
Hospice	60.2	50.4	119.5	99.6
Total net service revenue	$266.1	$260.6	$526.0	$523.0

(1)    Private duty represents long-term comprehensive hourly nursing medical care.
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

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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
On March 19, 2025 (the “Transaction Date”), Medalogix was combined with Forcura in a private equity-backed transaction (the “Transaction”). In connection with the Transaction, the Company sold its investment interest in TVG for approximately $21 million. The Transaction resulted in the Company recording a gain on sale of investment of approximately $19.3 million in Other income on the unaudited Condensed Consolidated Statement of Income. On March 31, 2025, the Company used $20.0 million of the proceeds from the Transaction to reduce debt under the Credit Agreement. See also Note 3, Long‑Term Debt. The costs incurred during the six months ended June 30, 2025, disclosed in the paragraph below, include only payments made to Medalogix prior to the Transaction Date.
As of the Transaction Date, Medalogix was no longer a related party of the Company. Costs incurred prior to the Transaction Date were approximately $1.2 million for the six months ended June 30, 2025, and $1.2 million and $2.4 million for the three and six months ended June 30, 2024, respectively, in connection with the usage of Medalogix’s analytics platforms while Medalogix was a related party. These costs are included in Cost of service, excluding depreciation and amortization, and General and administrative expenses in the unaudited Condensed Consolidated Statements of Income.
9.Supplemental Cash Flow Information
The following table provides supplemental cash flow information and disclosures of non-cash investing and financing activities for the six months ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow disclosures:
Cash paid (refunds received) for income taxes, net	$0.6	$(0.3)
Cash paid for interest	$17.4	$22.4
Supplemental cash flow disclosures of non-cash investing and financing activities:
Property and equipment additions through finance leases	$0.1	$4.5
Operating lease additions	$6.6	$5.3
The following table details supplemental cash flow disclosures related to the reconciliation of cash and cash equivalents and restricted cash balances (in millions):

	As of June 30, 2025	As of December 31, 2024
Cash, cash equivalents, and restricted cash reconciliation:
Cash and cash equivalents	$37.1	$28.4
Restricted cash	1.8	1.9
Cash, cash equivalents, and restricted cash at end of period	$38.9	$30.3

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
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty-five years, we have provided care in the low‑cost home setting while achieving high-quality clinical outcomes. As of June 30, 2025, our footprint comprised 249 home health and 114 hospice locations across 34 states.
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
Recent Developments
Credit Agreement – Total Net Leverage Ratio
On May 9, 2025, the Covenant Adjustment Period (as defined in the Credit Agreement) ended when management provided evidence of our compliance with the Total Net Leverage Ratio (as defined in the Credit Agreement), achieving a ratio below the 4.50 times to 1.00 requirement for the quarter ended March 31, 2025. See Note 3, Long-Term Debt. Exiting the Covenant Adjustment Period allows the Company to benefit from improved pricing under the Credit Agreement and provides operational flexibility, including the flexibility to pursue acquisitions, a quarter earlier than otherwise anticipated.
Branch Closures
During the fourth quarter of 2024, management identified certain Home Health and Hospice branches to be closed in the first half of 2025. These branches were selected based on performance. As of June 30, 2025, seven Home Health and four Hospice branches have either been closed or consolidated with other locations.
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
On August 1, 2025, the Centers for Medicare and Medicaid Services (“CMS”) issued its final rule for hospice payments for fiscal year 2026 (the “2026 Hospice Final Rule”). Effective October 1, 2025, CMS will implement a net increase of 2.6% to payments as compared to 2025 payments. This update represents a 3.3% update to the market basket, reduced by a 0.7% productivity adjustment. The 2026 Hospice Final Rule will be effective for services provided beginning October 1, 2025. Based on our analysis of the 2026 Hospice Final Rule, we expect our impact to be in line with the 2.6% increase.
On June 30, 2025, CMS issued its proposed rule for home health payments for fiscal year 2026 (the “2026 Home Health Rule”). CMS proposed a 6.4% estimated decrease to payments as compared to 2025 payments. This update represents a 2.4% increase to the market basket, reduced by a 3.7% decrease that reflects the net impact of the proposed permanent behavior adjustment, a 4.6% decrease that reflects the net impact of the proposed temporary adjustment, and an estimated decrease of 0.5% that reflects the effects of a proposed update to the fixed-dollar loss ratio.
The final 2026 Home Health Rule, when released, will be effective for services provided beginning January 1, 2026. Based on our analysis of the proposed 2026 Home Health Rule, we expect our impact would, if implemented as proposed, be in line with the 6.4% decrease. We are actively engaged in advocacy efforts in response to the proposed 2026 Home Health Rule, which, if finalized as proposed, could result in a significant reduction in reimbursement rates for our industry. As the ultimate impact of the proposed 2026 Home Health Rule remains uncertain, we continue to monitor developments.
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
Efficiency
Cost and operating efficiencies impact the profitability of the patient care services we provide. We use a number of strategies to drive cost and operating efficiencies within our business. In addition, due to the severity of the proposed cuts in the 2026 Home Health Rule, management is evaluating additional options for further cost control and operating efficiencies, including among other things, advanced management of visits per episode. For further discussion of cost and operating efficiency strategies, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.
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
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(in millions, except percentages)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Net service revenue	$266.1	$260.6	2.1%	$526.0	$523.0	0.6%
Cost of service, excluding depreciation and amortization	135.5	131.8	2.8%	265.7	266.0	(0.1)%
Gross margin, excluding depreciation and amortization	130.6	128.8	1.4%	260.3	257.0	1.3%
General and administrative expenses	108.2	110.0	(1.6)%	215.7	217.5	(0.8)%
Depreciation and amortization	5.7	7.6	(25.0)%	12.0	15.4	(22.1)%
Operating income	16.7	11.2	49.1%	32.6	24.1	35.3%
Interest expense and amortization of debt discounts and fees	8.7	10.9	(20.2)%	18.1	22.0	(17.7)%
Other income	—	—	N/A	(19.3)	—	N/A
Income before income taxes and noncontrolling interests	8.0	0.3	2,566.7%	33.8	2.1	1,509.5%
Provision for (benefit from) income taxes	2.3	(0.1)	2,400.0%	9.7	0.8	1,112.5%
Net income	5.7	0.4	1,325.0%	24.1	1.3	1,753.8%
Less: Net income attributable to noncontrolling interests	0.5	0.6	(16.7)%	1.1	1.3	(15.4)%
Net income (loss) attributable to Enhabit, Inc.	$5.2	$(0.2)	2,700.0%	$23.0	$—	N/A
The following table sets forth our consolidated results as a percentage of Net service revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of service, excluding depreciation and amortization	50.9%	50.6%	50.5%	50.9%
General and administrative expenses	40.7%	42.2%	41.0%	41.6%
Depreciation and amortization	2.1%	2.9%	2.3%	2.9%
Net Service Revenue. For the three months ended June 30, 2025, Net service revenue increased 2.1% compared to the prior period due to increased Hospice segment revenue of 19.4% associated with both growth in average daily census of 12.3%, as we continue to see the benefits of our maturing case management model, and improved unit revenue per patient day of 6.3% due primarily to improved Medicare reimbursement rates and the benefit from a reduction in estimated Medicare cap liability for current and aged cap periods in the three months ended June 30, 2025. This increase was partially offset by a decrease in Home Health segment revenue of 2.0% with average daily census in Home Health higher by 0.5% and unit revenue per patient day lower by 2.5% primarily related to the growth in our non‑Medicare patients in Home Health. See “—Segment Results of Operations.”
For the six months ended June 30, 2025, Net service revenue increased 0.6% compared to the prior period due to increased Hospice segment revenue of 20.0% associated with both growth in average daily census of 12.3%, as we continue to see the benefits of our maturing case management model, and improved unit revenue per patient day of 7.4% due primarily to improved Medicare reimbursement rates and the benefit from a reduction in estimated Medicare cap liability for current and aged cap periods in the first half of 2025. This increase was partially offset by a decrease in Home Health segment revenue of 4.0% with average daily census in Home Health lower by 0.9% and unit revenue per patient day lower by 2.5% primarily related to the growth in our non‑Medicare patients in Home Health. See “—Segment Results of Operations.”
Cost of Service, Excluding Depreciation and Amortization. For the three months ended June 30, 2025, Cost of service, excluding depreciation and amortization, increased 2.8% compared to the prior period on a revenue increase of 2.1%. In the Home Health segment, unit cost per patient day remained flat. In the Hospice segment, unit cost per patient day increased 1.0% as improved clinical staff productivity partially offset market-related inflation costs.
For the six months ended June 30, 2025, Cost of service, excluding depreciation and amortization, decreased 0.1% compared to the prior period on a revenue increase of 0.6%. In the Home Health segment, unit cost per patient day declined 1.4% due to improved clinical staff productivity. In the Hospice segment, unit cost per patient day increased 0.3% as improved clinical productivity partially offset market-related inflation costs. See “—Segment Results of Operations.”
General and Administrative Expenses. For the three and six months ended June 30, 2025, General and administrative expenses decreased compared to the same periods in the prior year, primarily attributable to cost control initiatives.
Depreciation and Amortization. For the three and six months ended June 30, 2025, Depreciation and amortization decreased compared to the same periods of 2024 due to a number of intangible assets, including licenses and non-compete agreements, reaching the end of their useful lives in 2024.
Interest Expense and Amortization of Debt Discounts and Fees. For the three and six months ended June 30, 2025, Interest expense and amortization of debt discounts and fees decreased compared to the same periods of 2024 primarily due to a lower average borrowing level under our credit facilities and lower average interest rates. See additional discussion on Note 3, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and “—Liquidity and Capital Resources” within this item.
Other Income. For the six months ended June 30, 2025, Other income consisted of a gain on sale of investment. See additional discussion in Note 8, Related Party Transactions, to the accompanying unaudited condensed consolidated financial statements.
Provision For (Benefit From) Income Taxes. Our effective income tax rates were 28.8% and (33.3)% for the three months ended June 30, 2025 and 2024, respectively. The higher rate in 2025 is due primarily to a smaller favorable rate impact from income attributable to noncontrolling interests in 2025 than in 2024.
Our effective income tax rates were 28.7% and 38.1% for the six months ended June 30, 2025 and 2024, respectively. The lower rate in 2025 is due primarily to a lower unfavorable rate impact from stock-based compensation in 2025 than in 2024. See additional discussion in Note 4, Income Taxes, to the accompanying unaudited condensed consolidated financial statements.
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
The following table reconciles Net income to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$5.7	$0.4	$24.1	$1.3
Interest expense and amortization of debt discounts and fees	8.7	10.9	18.1	22.0
Provision for (benefit from) income taxes	2.3	(0.1)	9.7	0.8
Depreciation and amortization	5.7	7.6	12.0	15.4
Gain on sale of investment and disposal of assets	—	—	(19.3)	(0.2)
Stock-based compensation	3.6	2.2	7.6	4.0
Net income attributable to noncontrolling interests	(0.5)	(0.6)	(1.1)	(1.3)
Unusual or nonrecurring items that are not typical of ongoing operations	1.4	4.8	2.4	8.5
Adjusted EBITDA	$26.9	$25.2	$53.5	$50.5
Unusual or nonrecurring items in the three and six months ended June 30, 2025 include: (i) restructuring activities and severance costs; (ii) third-party legal fees associated with the suit Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. and pending in the Chancery Court of Delaware, and in which the Company has asserted claims for breach of fiduciary duty, aiding and abetting, and usurpation of corporate opportunity arising from actions involving its former officers; and (iii) third-party legal and advisory fees related to shareholder and non-shareholder matters. In the three and six months ended June 30, 2024, they include: (i) third-party legal and advisory fees related to shareholder activism; (ii) third-party legal and advisory fees related to the strategic review process that concluded in May 2024; and (iii) certain third-party, nonrecurring litigation fees related to a lawsuit in which the Company is a plaintiff, styled Enhabit, Inc. et al. v. Nautic Partners IX, L.P., et al.
For additional information, see “—Segment Results of Operations.”
Segment Results of Operations
Our segment and consolidated Net service revenue is provided in the following tables:

	Three Months Ended June 30,
	2025		2024
(in millions, except percentages)	$ Amount	% of Consolidated Revenue	$ Amount	% of Consolidated Revenue
Home Health segment net service revenue	$205.9	77.4%	$210.2	80.7%
Hospice segment net service revenue	60.2	22.6%	50.4	19.3%
Consolidated net service revenue	$266.1	100.0%	$260.6	100.0%

	Six Months Ended June 30,
	2025		2024
(in millions, except percentages)	$ Amount	% of Consolidated Revenue	$ Amount	% of Consolidated Revenue
Home Health segment net service revenue	$406.5	77.3%	$423.4	81.0%
Hospice segment net service revenue	119.5	22.7%	99.6	19.0%
Consolidated net service revenue	$526.0	100.0%	$523.0	100.0%

For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of Segment Adjusted EBITDA to Income before income taxes and noncontrolling interests, see Note 7, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements.
Home Health
Our Home Health segment derived its Net service revenue from the following payer sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Medicare	56.3%	57.9%	56.6%	59.0%
Medicare Advantage	31.0%	29.2%	30.6%	28.5%
Managed Care	11.2%	11.5%	11.1%	11.0%
Medicaid	0.9%	1.1%	1.0%	1.2%
Other	0.6%	0.3%	0.7%	0.3%
Total	100.0%	100.0%	100.0%	100.0%
See Item 1, “Business,” in the Form 10-K for additional information on our payer mix.
Additional information regarding our Home Health segment’s operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(in millions, except percentages)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Net service revenue:
Medicare	$116.0	$121.7	(4.7)%	$230.2	$250.0	(7.9)%
Non-Medicare	87.8	86.3	1.7%	172.2	169.0	1.9%
Private duty(1)	2.1	2.2	(4.5)%	4.1	4.4	(6.8)%
Home Health net service revenue	205.9	210.2	(2.0)%	406.5	423.4	(4.0)%
Cost of service, excluding depreciation and amortization	107.2	106.9	0.3%	210.6	216.8	(2.9)%
Gross margin, excluding depreciation and amortization	98.7	103.3	(4.5)%	195.9	206.6	(5.2)%
General and administrative expenses	59.1	58.6	0.9%	117.5	118.1	(0.5)%
Net income attributable to noncontrolling interests	0.3	0.5	(40.0)%	0.8	1.1	(27.3)%
Home Health Segment Adjusted EBITDA(2)	$39.3	$44.2	(11.1)%	$77.6	$87.4	(11.2)%

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

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(actual amounts)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Medicare:
Admissions	23,138	24,015	(3.7)%	47,182	49,959	(5.6)%
Recertifications	15,860	16,639	(4.7)%	31,594	34,291	(7.9)%
Completed episodes	38,818	41,620	(6.7)%	77,084	84,791	(9.1)%
Average daily census	19,931	20,629	(3.4)%	20,020	21,169	(5.4)%
Visits	546,877	597,742	(8.5)%	1,094,567	1,229,789	(11.0)%
Visits per episode	14.1	14.4	(2.1)%	14.2	14.5	(2.1)%
Revenue per episode	$2,988	$2,924	2.2%	$2,986	$2,948	1.3%
Non-Medicare:
Admissions	31,774	30,209	5.2%	64,952	61,090	6.3%
Recertifications	14,532	14,587	(0.4)%	27,665	28,076	(1.5)%
Average daily census	22,191	21,282	4.3%	21,661	20,911	3.6%
Visits	570,424	581,326	(1.9)%	1,112,950	1,152,615	(3.4)%
Total:
Admissions	54,912	54,224	1.3%	112,134	111,049	1.0%
Recertifications	30,392	31,226	(2.7)%	59,259	62,367	(5.0)%
Average daily census	42,122	41,911	0.5%	41,682	42,080	(0.9)%
Visits	1,117,301	1,179,068	(5.2)%	2,207,517	2,382,404	(7.3)%
Visits per episode	13.7	14.0	(2.1)%	13.8	14.5	(4.8)%
Cost per visit	$94.7	$89.0	6.4%	$94.1	$89.6	5.0%
Revenue per patient day	$53.7	$55.1	(2.5)%	$53.9	$55.3	(2.5)%
Cost per patient day	$28.0	$28.0	—%	$27.9	$28.3	(1.4)%
Expenses as a Percentage of Net Service Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of service, excluding depreciation and amortization	52.1%	50.9%	51.8%	51.2%
General and administrative expenses	28.7%	27.9%	28.9%	27.9%
Net Service Revenue. For the three months ended June 30, 2025, Home Health Net service revenue decreased 2.0% compared to the same period of 2024 due to a decrease in unit revenue per patient day of 2.5%, primarily related to growth in our non-Medicare patients, partially offset by an increases in average daily census of 0.5%.
For the six months ended June 30, 2025, Home Health Net service revenue decreased 4.0% compared to the same period of 2024 due to decreases in average daily census of 0.9% and unit revenue per patient day of 2.5% primarily related to growth in our non-Medicare patients.
Segment Adjusted EBITDA. The decrease in Home Health Segment Adjusted EBITDA of 11.1% during the three months ended June 30, 2025 compared to the same period of 2024 resulted primarily from the decrease in Net service revenue of 2.0%, as discussed above.
The decrease in Home Health Segment Adjusted EBITDA of 11.2% during the six months ended June 30, 2025 compared to the same period of 2024 resulted primarily from the decrease in Net service revenue of 4.0%, as discussed above, partially offset by decreased Cost of service, excluding depreciation and amortization of 2.9% attributable to improved clinical staff productivity in 2025.

Hospice
Our Hospice segment derived its Net service revenue from the following payer sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Medicare	99.2%	98.2%	97.9%	98.1%
Managed Care	0.8%	1.8%	1.4%	1.9%
Medicaid	—%	—%	0.6%	—%
Other	—%	—%	0.1%	—%
Total	100.0%	100.0%	100.0%	100.0%
Additional information regarding our Hospice segment’s operating results is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(in millions, except percentages)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Hospice net service revenue	$60.2	$50.4	19.4%	$119.5	$99.6	20.0%
Cost of service, excluding depreciation and amortization	28.3	24.9	13.7%	55.1	49.2	12.0%
Gross margin, excluding depreciation and amortization	31.9	25.5	25.1%	64.4	50.4	27.8%
General and administrative expenses	17.7	16.3	8.6%	35.1	32.0	9.7%
Net income attributable to noncontrolling interests	0.2	0.1	100.0%	0.3	0.2	50.0%
Hospice Segment Adjusted EBITDA(1)	$14.0	$9.1	53.8%	$29.0	$18.2	59.3%

(actual amounts)
Total:
Admissions	3,140	2,888	8.7%	6,414	5,920	8.3%
Patient days	359,486	320,026	12.3%	702,270	628,568	11.7%
Discharged average length of stay	103	108	(4.6)%	102	106	(3.8)%
Average daily census	3,950	3,517	12.3%	3,880	3,454	12.3%
Revenue per patient day	$167.5	$157.5	6.3%	$170.2	$158.5	7.4%
Cost per patient day	$78.7	$77.9	1.0%	$78.5	$78.3	0.3%

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
Expenses as a Percentage of Net Service Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of service, excluding depreciation and amortization	47.0%	49.4%	46.1%	49.4%
General and administrative expenses	29.4%	32.3%	29.4%	32.1%
Net Service Revenue. For the three months ended June 30, 2025, Hospice Net service revenue increased 19.4% compared to the same period of 2024 due to an increase in average daily census of 12.3%, as we continue to see the benefits of our maturing case management model, and improved unit revenue per patient day of 6.3% due primarily to improved Medicare reimbursement rates and the benefit from a reduction in estimated Medicare cap liability for current and aged cap periods in the three months ended June 30, 2025.
For the six months ended June 30, 2025, Hospice Net service revenue increased 20.0% compared to the same period of 2024 due to an increase in average daily census of 12.3%, as we continue to see the benefits of our maturing case management model, and improved unit revenue per patient day of 7.4% due primarily to improved Medicare reimbursement rates and the benefit from a reduction in estimated Medicare cap liability for current and aged cap periods in the first half of 2025.
Segment Adjusted EBITDA. The increase in Hospice Segment Adjusted EBITDA of 53.8% during the three months ended June 30, 2025 compared to the same period of 2024 resulted primarily from the increase in Net service revenue of 19.4%, as discussed above, with Cost of service, excluding depreciation and amortization, higher by 13.7% to support revenue growth, partially offset by improved clinical staff productivity. Hospice General and administrative expenses increased 8.6% due to increased selling-related and back office support expenses to support revenue growth and an annual merit increase in the fourth quarter of 2024.
The increase in Hospice Segment Adjusted EBITDA of 59.3% during the six months ended June 30, 2025 compared to the same period of 2024 resulted primarily from the increase in Net service revenue of 20.0%, as discussed above, with Cost of service, excluding depreciation and amortization, higher by 12.0% to support revenue growth, partially offset by improved clinical staff productivity. Hospice General and administrative expenses increased 9.7% due to increased selling‑related and back office support expenses to support revenue growth and an annual merit increase in the fourth quarter of 2024.
Liquidity and Capital Resources
Our principal sources of short-term liquidity are our cash on hand and our revolving credit facility. We use these sources to fund working capital requirements, capital expenditures and acquisitions, and to service our debt. See “—Contractual Obligations” for more information about our material cash requirements from our contractual obligations at June 30, 2025.
As of June 30, 2025 and December 31, 2024, we had $37.1 million and $28.4 million, respectively, in Cash and cash equivalents. These amounts exclude $1.8 million and $1.9 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which our joint venture partner requested, and we agreed, the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and —Restricted Cash, to the consolidated financial statements included in the Form 10-K. As of June 30, 2025, we also had $76.4 million available to us under the Revolving Credit Facility.
On March 19, 2025, Medalogix was combined with Forcura in a private equity-backed transaction (the “Transaction”). In connection with the Transaction, we sold our investment interest in TVG Holdings, LLC (“TVG”) for approximately $21 million. On March 31, 2025, we used $20.0 million of the proceeds from the Transaction to reduce debt under our Credit Agreement. We expect to incur approximately $3.3 million of cash tax liability from the sale, of which a significant portion is payable in future periods.
For additional information regarding our debt, see Note 3, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$28.5	$26.9
Net cash provided by (used in) investing activities	19.0	(1.7)
Net cash used in financing activities	(38.9)	(24.8)
Increase in cash, cash equivalents, and restricted cash	$8.6	$0.4

Operating Activities. The increase in Net cash provided by operating activities during the six months ended June 30, 2025 as compared to 2024 primarily resulted from increased net income, partially offset by changes in working capital.
Investing Activities. During the six months ended June 30, 2025, Net cash provided by investing activities primarily resulted from the proceeds from the sale of an investment. During the six months ended June 30, 2024, Net cash used in investing activities primarily resulted from purchases of property and equipment.
Financing Activities. During the six months ended June 30, 2025 and 2024, Net cash used in financing activities primarily resulted from repayments of borrowings under our term loan credit facility and prepayments of borrowings under our revolving credit facility.
Contractual Obligations
Our consolidated contractual obligations as of June 30, 2025 are as follows (in millions):

	Total	Current	Long-Term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility, finance lease obligations and unamortized debt issuance costs(1)	$339.9	$20.0	$319.9
Revolving credit facility	135.0	—	135.0
Interest on long-term debt(2)	91.2	30.4	60.8
Finance lease obligations(1)	6.4	2.7	3.7
Operating lease obligations(3)	64.8	16.0	48.8
Purchase obligations(4)	28.0	22.3	5.7
Total	$665.3	$91.4	$573.9

(1)We lease automobiles for our clinicians under finance leases. Amounts include the interest portion of future minimum finance lease payments. For more information, see Note 6, Leases, to the consolidated financial statements included in the Form 10-K.
(2)Interest on long-term debt was calculated using the rate for the Term Loan A Facility as of June 30, 2025.
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
Our capital expenditures include costs associated with computer hardware and licensing software we utilize to run our business, as well as leasehold improvements. During 2025, we expect to spend approximately between $4 to $5 million for maintenance capital expenditures. During the six months ended June 30, 2025 and 2024, we made capital expenditures of $2.2 million and $2.5 million, respectively, for property and equipment and capitalized software. Actual amounts spent will be dependent upon the timing of projects for our business.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in the Form 10‑K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2025, our primary variable rate debt outstanding related to $135.0 million in advances under our Revolving Credit Facility and $340.0 million under our Term Loan A Facility.
On October 20, 2022, we entered into an interest rate swap. The interest rate swap has a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we receive the one-month SOFR and pay a fixed rate of interest of 4.3%. The impact of increases and decreases in interest rates on our cash flow discussed below includes the impact of the interest rate swap.
Assuming outstanding balances were to remain the same and including the impact of our interest rate swap agreement, a 1% increase in interest rates would result in an incremental negative cash flow of $2.8 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $2.8 million over the next 12 months.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.1	Amended and Restated Certificate of Incorporation of Enhabit, Inc. (incorporated by reference to Exhibit 3.1.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.2	Amended and Restated Bylaws of Enhabit, Inc. (incorporated by reference to Exhibit 3.2 to Enhabit, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022).

10.1*	Enhabit, Inc. 2025 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on June 26, 2025).

10.2†*	Form of Restricted Stock Unit Agreement – Directors pursuant to the Enhabit, Inc. 2025 Equity and Incentive Compensation Plan.

31.1†	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

† Submitted electronically herewith.
* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Ryan Solomon
Ryan Solomon
Chief Financial Officer

Date:	August 7, 2025