Form 10-Q
period 2025-09-30
Enhabit, Inc.
filed 2025-11-05
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, the registrant had 50,607,075 shares of its common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net service revenue	$263.6	$253.6	$789.6	$776.6
Cost of service, excluding depreciation and amortization	135.8	131.7	401.5	397.7
General and administrative expenses	105.5	103.8	321.2	321.3
Depreciation and amortization	5.5	8.2	17.5	23.6
Impairment of goodwill	—	107.9	—	107.9
Operating income (loss)	16.8	(98.0)	49.4	(73.9)
Interest expense and amortization of debt discounts and fees	8.3	10.8	26.4	32.8
Other (income) expenses	0.1	—	(19.2)	—
Income (loss) before income taxes and noncontrolling interests	8.4	(108.8)	42.2	(106.7)
(Benefit from) provision for income taxes	(3.2)	0.7	6.5	1.5
Net income (loss)	11.6	(109.5)	35.7	(108.2)
Less: Net income attributable to noncontrolling interests	0.5	0.7	1.6	2.0
Net income (loss) attributable to Enhabit, Inc.	$11.1	$(110.2)	$34.1	$(110.2)

Weighted average common shares outstanding:
Basic	50.7	50.2	50.8	50.2
Diluted	51.1	50.2	51.2	50.2

Earnings (loss) per common share:
Basic earnings (loss) per share attributable to Enhabit, Inc. common stockholders	$0.22	$(2.20)	$0.67	$(2.20)
Diluted earnings (loss) per share attributable to Enhabit, Inc. common stockholders	$0.22	$(2.20)	$0.67	$(2.20)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$11.6	$(109.5)	$35.7	$(108.2)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of tax expense of $—, $(0.5), $0.1, and $(0.1) respectively	—	(1.8)	0.2	(0.4)
Total other comprehensive income (loss)	—	(1.8)	0.2	(0.4)
Comprehensive income (loss) including noncontrolling interests	11.6	(111.3)	35.9	(108.6)
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.7	1.6	2.0
Comprehensive income (loss) attributable to Enhabit, Inc.	$11.1	$(112.0)	$34.3	$(110.6)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$56.9	$28.4
Restricted cash	2.0	1.9
Accounts receivable, net of allowances	148.7	149.2
Prepaid expenses and other current assets	6.1	13.2
Total current assets	213.7	192.7
Property and equipment, net	16.1	17.7
Operating lease right-of-use assets	50.8	52.8
Goodwill	900.0	900.0
Intangible assets, net	45.2	58.1
Other long-term assets	2.5	4.7
Total assets	$1,228.3	$1,226.0
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.3	$22.8
Current operating lease liabilities	12.9	12.3
Accounts payable	7.2	6.7
Accrued payroll	49.3	37.1
Other current liabilities	43.8	47.3
Total current liabilities	135.5	126.2
Long-term debt, net of current portion	441.5	492.6
Long-term operating lease liabilities, net of current portion	39.8	41.8
Deferred income tax liabilities	14.2	11.5
Total liabilities	631.0	672.1
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	5.0	5.0
Stockholders’ equity:
Total Enhabit, Inc. stockholders’ equity	566.8	523.5
Noncontrolling interests	25.5	25.4
Total stockholders’ equity	592.3	548.9
Total liabilities and stockholders’ equity	$1,228.3	$1,226.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2025
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at June 30, 2025	50.6	$0.5	$433.6	$—	$121.3	0.4	$(3.0)	$25.5	$577.9
Net income	—	—	—	—	11.1	—	—	0.5	11.6
Distributions	—	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation expense	—	—	3.6	—	—	—	—	—	3.6
Shares forfeited, including forfeitures due to net share settlement of income taxes	—	—	—	—	—	—	(0.3)	—	(0.3)
Balance at September 30, 2025	50.6	$0.5	$437.2	$—	$132.4	0.4	$(3.3)	$25.5	$592.3

	Three Months Ended September 30, 2024
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at June 30, 2024	50.2	$0.5	$419.8	$0.9	$254.5	0.2	$(1.4)	$26.1	$700.4
Net (loss) income	—	—	—	—	(110.2)	—	—	0.7	(109.5)
Other comprehensive loss, net of tax	—	—	—	(1.8)	—	—	—	—	(1.8)
Stock-based compensation expense	—	—	3.8	—	—	—	—	—	3.8
Issuance of common stock pursuant to omnibus incentive plan	0.1	—	—	—	—	—	—	—	—
Balance at September 30, 2024	50.3	$0.5	$423.6	$(0.9)	$144.3	0.2	$(1.4)	$26.8	$592.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended September 30, 2025
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	50.4	$0.5	$426.6	$(0.2)	$98.3	0.2	$(1.7)	$25.4	$548.9
Net income	—	—	—	—	34.1	—	—	1.6	35.7
Other comprehensive income, net of tax	—	—	—	0.2	—	—	—	—	0.2
Distributions	—	—	—	—	—	—	—	(1.5)	(1.5)
Stock-based compensation expense	—	—	10.6	—	—	—	—	—	10.6
Shares forfeited, including forfeitures due to net share settlement of income taxes	(0.2)	—	—	—	—	0.2	(1.6)	—	(1.6)
Issuance of common stock pursuant to omnibus incentive plan	0.4	—	—	—	—	—	—	—	—
Balance at September 30, 2025	50.6	$0.5	$437.2	$—	$132.4	0.4	$(3.3)	$25.5	$592.3

	Nine Months Ended September 30, 2024
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2023	50.1	$0.5	$415.8	$(0.5)	$254.5	0.1	$(0.6)	$27.0	$696.7
Net (loss) income	—	—	—	—	(110.2)	—	—	2.0	(108.2)
Other comprehensive loss, net of tax	—	—	—	(0.4)	—	—	—	—	(0.4)
Distributions	—	—	—	—	—	—	—	(2.2)	(2.2)
Stock-based compensation expense	—	—	7.8	—	—	—	—	—	7.8
Shares forfeited, including forfeitures due to net share settlement of income taxes	(0.1)	—	—	—	—	0.1	(0.8)	—	(0.8)
Issuance of common stock pursuant to omnibus incentive plan	0.3	—	—	—	—	—	—	—	—
Balance at September 30, 2024	50.3	$0.5	$423.6	$(0.9)	$144.3	0.2	$(1.4)	$26.8	$592.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$35.7	$(108.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	17.5	23.6
Amortization of debt-related costs	1.1	1.1
Gain on sale of investment	(19.3)	—
Impairment of goodwill	—	107.9
Stock-based compensation	9.8	7.8
Deferred income taxes	2.5	0.1
Other	0.3	(0.7)
Changes in assets and liabilities, net of acquisitions—
Accounts receivable, net of allowances	0.5	13.8
Prepaid expenses and other assets	7.7	5.9
Accounts payable	0.5	2.3
Accrued payroll	13.1	8.6
Other liabilities	(3.1)	(6.9)
Net cash provided by operating activities	66.3	55.3
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software costs	(3.8)	(3.2)
Proceeds from sale of investment	21.0	—
Other	0.4	1.1
Net cash provided by (used in) investing activities	17.6	(2.1)
Cash flows from financing activities:
Principal payments on term loan facility	(15.0)	(15.0)
Payments on revolving credit facility	(35.0)	(15.0)
Principal payments under finance lease obligations	(2.1)	(2.6)
Distributions paid to noncontrolling interests of consolidated affiliates	(1.5)	(2.2)
Other	(1.7)	(0.8)
Net cash used in financing activities	(55.3)	(35.6)
Increase in cash, cash equivalents, and restricted cash	28.6	17.6
Cash, cash equivalents, and restricted cash at beginning of period	30.3	29.8
Cash, cash equivalents, and restricted cash at end of period	$58.9	$47.4
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
The Separation was completed pursuant to a separation and distribution agreement (the “Separation and Distribution Agreement”) and other agreements with Encompass related to the Separation, including, but not limited to, a tax matters agreement (the “Tax Matters Agreement”), an employee matters agreement (the “Employee Matters Agreement”), and a transition services agreement (the “Transition Services Agreement” or “TSA”). Following the Separation, certain functions were provided by Encompass under the TSA. Following the expiration of the TSA, these functions are now performed using the Company’s own resources or third‑party providers.
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
Reclassification. Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements. The reclassifications did not have any effect on the Company’s financial position, results of operations, or cash flows.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Net Service Revenue. Net service revenue disaggregated by payer source and segment is as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Medicare	$113.4	$117.3	$63.0	$51.7	$176.4	$169.0
Medicare Advantage	61.2	59.2	—	—	61.2	59.2
Managed Care	23.4	22.2	0.1	0.3	23.5	22.5
Medicaid	1.7	2.2	—	0.6	1.7	2.8
Other	0.8	0.1	—	—	0.8	0.1
Total	$200.5	$201.0	$63.1	$52.6	$263.6	$253.6

	Home Health		Hospice		Consolidated
	Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Medicare	$343.6	$367.3	$180.0	$150.0	$523.6	$517.3
Medicare Advantage	185.6	179.8	—	—	185.6	179.8
Managed Care	68.7	68.8	1.8	2.2	70.5	71.0
Medicaid	5.7	7.1	0.7	—	6.4	7.1
Other	3.4	1.4	0.1	—	3.5	1.4
Total	$607.0	$624.4	$182.6	$152.2	$789.6	$776.6
For a discussion of the Company’s significant accounting policies, including its policy related to Net service revenue, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10‑K.
Earnings (Loss) Per Common Share. The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding:
Basic	50.7	50.2	50.8	50.2
Dilutive effect of restricted stock, restricted stock units and performance units	0.4	—	0.4	—
Diluted	51.1	50.2	51.2	50.2
A total of 0.3 million options to purchase Enhabit’s shares, for each of the three and nine months ended September 30, 2025, and 0.2 million and 0.3 million shares of restricted stock awards, performance units and restricted stock units, for the three and nine months ended September 30, 2025, respectively, were excluded from the diluted weighted average common shares outstanding because their effects were anti‑dilutive. A total of 0.3 million options to purchase Enhabit’s shares and 2.1 million shares of restricted stock awards, performance units and restricted stock units were excluded from the diluted weighted average common shares outstanding for each of the three and nine months ended September 30, 2024 because their effects were anti-dilutive. See Note 9, Stock-Based Payments, to the consolidated financial statements included in the Form 10-K for additional information.
Accrued Other Expenses. Accrued other expenses includes $9.0 million and $13.5 million of accrued hospice-related costs, $5.3 million and $6.7 million of legal fees, $6.6 million and $6.6 million of workers’ compensation expense and $6.9 million and $5.5 million of medical insurance costs as of September 30, 2025 and December 31, 2024, respectively.

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
In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” This standard requires an entity to consider certain additional factors to identify the accounting acquirer for acquired entities that are not variable interest entities (“VIE”) in a business combination. When applying those factors, an entity may determine that a transaction is a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes) or that the transaction should not be accounted for as a business combination. However, in a business combination in which a VIE is acquired, current guidance requires that the primary beneficiary is always the accounting acquirer. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods and is applied on a prospective basis to all business combinations that have an acquisition date that occurs on or after the date of initial application of this ASU. While this ASU does not impact our current VIEs, it could impact the way we evaluate and account for any future business combinations.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This standard provides all entities with a practical expedient. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. This ASU is effective for annual reporting period beginning after December 15, 2025, and interim reporting periods within those annual periods and is applied prospectively to estimates of expected credit losses on asset balances. Early adoption is permitted. The Company is currently evaluating the potential impact this standard has on its consolidated financial statements and related disclosures.
2.Variable Interest Entities (“VIEs”)
As of September 30, 2025 and December 31, 2024, Enhabit consolidated two joint venture entities that are VIEs and of which the Company is the primary beneficiary. The Company’s ownership percentages in these entities range from 60% and 90% as of September 30, 2025. Through partnership and management agreements with or governing these entities, Enhabit manages these entities and handles all day-to-day operating decisions. Accordingly, management has the decision‑making power over the activities that most significantly impact the economic performance of the VIEs and the Company has an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit the Company from using the assets of the VIEs to satisfy the obligations of other entities.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in Enhabit’s unaudited Condensed Consolidated Balance Sheets, are as follows (in millions):

	As of September 30, 2025	As of December 31, 2024
Assets
Current assets:
Restricted cash	$1.6	$1.4
Accounts receivable, net of allowances	1.7	2.1
Total current assets	3.3	3.5
Operating lease right-of-use assets	—	0.1
Goodwill	12.4	12.4
Intangible assets, net	0.6	0.7
Total assets	$16.3	$16.7
Liabilities
Current liabilities:
Current operating lease liabilities	$—	$0.1
Accrued payroll	0.3	0.2
Other current liabilities	0.7	0.9
Total current liabilities	1.0	1.2
Other long-term liabilities	—	0.1
Total liabilities	$1.0	$1.3
3.Long‑Term Debt
Long-term debt outstanding consists of the following (in millions):

	As of September 30, 2025	As of December 31, 2024
Credit agreement—
Term loan A facility	$333.5	$348.0
Advances under revolving credit facility	125.0	160.0
Finance lease obligations	5.3	7.4
Total debt	463.8	515.4
Less: Current portion	(22.3)	(22.8)
Long-term debt, net of current portion	$441.5	$492.6

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table shows scheduled principal payments due on Enhabit’s long-term debt for the next five years (in millions):

Amount
October 1 through December 31, 2025	$5.6
2026	22.3
2027	437.1
2028 and thereafter	0.3
Gross maturities	465.3
Less: Unamortized debt issuance costs	(1.5)
Total	$463.8
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
As of September 30, 2025, Enhabit was in compliance with the financial covenants under the Credit Facilities. Although Enhabit’s forecasted results indicate the Company will continue to be in compliance with those financial covenants through a period of one year from the issuance date of the September 30, 2025 financial statements, management cannot guarantee continued compliance throughout this period. Management continually evaluates the Company’s expected compliance with the covenants described above and takes all appropriate steps to proactively renegotiate such covenants when appropriate.
As of September 30, 2025, amounts drawn under the Term Loan A Facility and the Revolving Credit Facility had a weighted average interest rate of 6.4%. On October 20, 2022, Enhabit entered into an interest rate swap to manage the Company’s exposure to interest rate movements for a portion of the Term Loan A Facility. The interest rate swap had a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, the Company received the one-month SOFR and paid a fixed rate of interest of 4.3%. See also Note 5, Derivative Instrument.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The carrying amounts and estimated fair values for long-term debt are presented in the following table (in millions):

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Term loan A facility	$333.5	$329.9	$348.0	$345.3
Advances under revolving credit facility	$125.0	$125.0	$160.0	$160.0
Finance lease obligations	$5.3	$5.3	$7.4	$7.4
Fair values for long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements, to the consolidated financial statements included in the Form 10-K.
4.Income Taxes
The Company’s effective income tax rates were (38.1)% and 15.4% for the three and nine months ended September 30, 2025, respectively. The effective income tax rates differed from the federal statutory rate primarily due to a reduction to the valuation allowance of $4.4 million relating to deferred tax assets originating in a prior year. The reduction in the valuation allowance is primarily attributable to provisions of the One Big Beautiful Bill Act enacted on July 4, 2025.
The Company’s effective income tax rates were (0.6)% and (1.4)% for the three and nine months ended September 30, 2024, respectively. The rates differed from the federal statutory rate primarily due to permanent differences attributable to an impairment of goodwill and a valuation allowance recorded against a portion of the deferred tax assets. In the third quarter of 2024, the Company recorded a valuation allowance of $12.0 million, of which $3.4 million relates to deferred tax assets arising in a prior year.
5.Derivative Instrument
In October 2022, Enhabit entered into an interest rate swap agreement with a notional value of $200.0 million and a maturity of October 20, 2025. See Note 3, Long‑Term Debt.
The activities of the cash flow hedge included in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 are presented in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$—	$0.9	$(0.2)	$(0.5)
Unrealized gain (loss) recognized in other comprehensive income, net of tax	—	(1.4)	0.2	0.7
Reclassified to interest expense, net of tax	—	(0.4)	—	(1.1)
Balance at end of period	$—	$(0.9)	$—	$(0.9)
The fair value of derivative assets and liabilities within the unaudited Condensed Consolidated Balance Sheets are presented in the following table (in millions):

	As of September 30, 2025	As of December 31, 2024
Other current liabilities	$—	$(0.3)
Total	$—	$(0.3)

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The fair value of the Company’s derivative instrument was determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements, to the consolidated financial statements included in the Form 10-K.
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
There were no claims made against the Company that are probable of loss and reasonably estimable as liabilities within Other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 or December 31, 2024.
Other Commitments
Enhabit is a party to service and other contracts in connection with conducting its business. Minimum amounts due under these agreements are $16.0 million in 2025, $19.3 million in 2026, and $10.0 million thereafter. These contracts primarily relate to medical and durable medical equipment used in the two reporting segments, and business and software licensing and support. Certain of these agreements include variable arrangements, such as the cost to the supplier plus a designated mark-up percentage, or a fixed rate per patient count per month in the two reporting segments.
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
•Home Health - Enhabit operates home health agencies in 33 states, with a concentration in the southern half of the United States. As of September 30, 2025, the Company operates 247 home health agencies. Enhabit is the sole owner of 236 of these locations. The Company retains 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice - Enhabit’s hospice operations represent one of the nation’s largest providers of Medicare-certified hospice services. The Company operates hospice provider locations in 25 states, with a concentration in the southern half of the United States. As of September 30, 2025, the Company operates 115 hospice provider locations. Enhabit is the sole owner of 111 of these locations. The Company retains 50.0% to 90.0% ownership in the remaining four jointly owned locations. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies. All revenues for services are generated through external customers. See Note 1, Summary of Significant Accounting Policies—Net Service Revenue, for the disaggregation of revenues. No corporate overhead is allocated to either of the reportable segments. Other cost of service is comprised of third-party services and other individually insignificant costs in the Home Health segment. Other cost of service is comprised of medical director, skilled nursing facilities and other individually insignificant costs in the Hospice segment. Other general and administrative expenses are comprised of licensing fees and other individually insignificant fees for both the Home Health and Hospice segments.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Selected financial information for Enhabit’s reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net service revenue	$200.5	$201.0	$63.1	$52.6

Labor	98.7	96.5	18.4	16.0
Supplies and pharmacy	2.4	2.4	5.6	4.9
Travel	5.1	5.3	1.3	1.2
Other cost of service	1.5	1.7	2.8	3.7
Total cost of service, excluding depreciation and amortization	107.7	105.9	28.1	25.8
General and administrative salaries	46.3	48.0	14.8	13.7
Other general and administrative expenses	12.2	10.2	2.9	2.8
Total general and administrative expenses	58.5	58.2	17.7	16.5
Net income attributable to noncontrolling interests	0.4	0.4	0.1	0.3
Segment Adjusted EBITDA	$33.9	$36.5	$17.2	$10.0

	Home Health		Hospice
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net service revenue	$607.0	$624.4	$182.6	$152.2

Labor	291.1	293.4	52.8	46.8
Supplies and pharmacy	7.2	7.5	16.2	14.2
Travel	15.4	16.5	3.7	3.5
Other cost of service	4.6	5.3	10.5	10.5
Total cost of service, excluding depreciation and amortization	318.3	322.7	83.2	75.0
General and administrative salaries	139.8	144.4	43.4	40.0
Other general and administrative expenses	36.2	31.9	9.4	8.5
Total general and administrative expenses	176.0	176.3	52.8	48.5
Net income attributable to noncontrolling interests	1.2	1.5	0.4	0.5
Segment Adjusted EBITDA	$111.5	$123.9	$46.2	$28.2

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Total segment reconciliations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Segment Adjusted EBITDA	$51.1	$46.5	$157.7	$152.1
Non-segment general and administrative expenses	(27.1)	(25.3)	(82.6)	(88.7)
Interest expense and amortization of debt discounts and fees	(8.3)	(10.8)	(26.4)	(32.8)
Depreciation and amortization	(5.5)	(8.2)	(17.5)	(23.6)
(Loss) gain on sale of investment	(0.1)	—	19.2	—
Impairment of goodwill	—	(107.9)	—	(107.9)
Stock-based compensation expense	(2.2)	(3.8)	(9.8)	(7.8)
Net income attributable to noncontrolling interests	0.5	0.7	1.6	2.0
Income (loss) before income taxes and noncontrolling interests	$8.4	$(108.8)	$42.2	$(106.7)
Additional detail regarding the revenues of the operating segments by payer type follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Home Health:
Medicare	$113.4	$117.3	$343.6	$367.3
Non-Medicare	85.2	81.5	257.4	250.5
Private duty(1)	1.9	2.2	6.0	6.6
Total Home Health	200.5	201.0	607.0	624.4
Hospice	63.1	52.6	182.6	152.2
Total net service revenue	$263.6	$253.6	$789.6	$776.6

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

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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
On March 19, 2025 (the “Transaction Date”), Medalogix was combined with Forcura in a private equity-backed transaction (the “Transaction”). In connection with the Transaction, the Company sold its investment interest in TVG for approximately $21 million. The Transaction resulted in the Company recording a gain on sale of investment of approximately $19.3 million in Other (income) expenses on the unaudited Condensed Consolidated Statement of Income. On March 31, 2025, the Company used $20.0 million of the proceeds from the Transaction to reduce debt under the Credit Agreement. See also Note 3, Long‑Term Debt. The costs incurred during the nine months ended September 30, 2025, disclosed in the paragraph below, include only payments made to Medalogix prior to the Transaction Date.
As of the Transaction Date, Medalogix was no longer a related party of the Company. Costs incurred prior to the Transaction Date were approximately $1.2 million for the nine months ended September 30, 2025, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2024, respectively, in connection with the usage of Medalogix’s analytics platforms while Medalogix was a related party. These costs are included in Cost of service, excluding depreciation and amortization, and General and administrative expenses in the unaudited Condensed Consolidated Statements of Income.
9.Supplemental Cash Flow Information
The following table provides supplemental cash flow information and disclosures of non-cash investing and financing activities for the nine months ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow disclosures:
Cash paid (refunds received) for income taxes, net	$0.6	$(0.6)
Cash paid for interest	$25.3	$33.1
Supplemental cash flow disclosures of non-cash investing and financing activities:
Property and equipment additions through finance leases	$0.1	$5.4
Operating lease additions	$9.6	$8.6
The following table details supplemental cash flow disclosures related to the reconciliation of cash and cash equivalents and restricted cash balances (in millions):

	As of September 30, 2025	As of December 31, 2024
Cash, cash equivalents, and restricted cash reconciliation:
Cash and cash equivalents	$56.9	$28.4
Restricted cash	2.0	1.9
Cash, cash equivalents, and restricted cash at end of period	$58.9	$30.3

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
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty-five years, we have provided care in the low‑cost home setting while achieving high-quality clinical outcomes. As of September 30, 2025, our footprint comprised 247 home health and 115 hospice locations across 34 states.
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
Recent Developments
Branch Closures
During the three months ended September 30, 2025, the Company consolidated a Home Health branch and a Hospice branch, bringing the total number of branches closed or consolidated during 2025 to 13—eight Home Health branches and five Hospice branches. We will continue to analyze financial performance at the branch level, but we do not anticipate additional branch closures or consolidation for the remainder of 2025.
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
On August 1, 2025, the Centers for Medicare and Medicaid Services (“CMS”) issued its final rule for hospice payments for fiscal year 2026 (the “2026 Hospice Final Rule”). Effective October 1, 2025, CMS will implement a net increase of 2.6% to payments as compared to 2025 payments. This update represents a 3.3% update to the market basket, reduced by a 0.7% productivity adjustment. Based on our analysis of the 2026 Hospice Final Rule, we expect the impact to us to be in line with the 2.6% increase for services provided beginning October 1, 2025.
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
The final 2026 Home Health Rule, when released, will be effective for services provided beginning January 1, 2026. Based on our analysis of the proposed 2026 Home Health Rule, we expect the impact to us to be in line with the 6.4% decrease, if implemented as proposed. We are actively engaged in advocacy efforts in response to the proposed 2026 Home

Health Rule, which, if finalized as proposed, could result in a significant reduction in reimbursement rates for our industry. As the ultimate impact of the proposed 2026 Home Health Rule remains uncertain, we continue to monitor developments.
For further discussion of other pricing factors that impact our results of operations and growth, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K.
Efficiency
Cost and operating efficiencies impact the profitability of the patient care services we provide. We use a number of strategies to drive cost and operating efficiencies within our business. In addition, due to the severity of the proposed cuts in the 2026 Home Health Rule, management is evaluating additional options for further cost control and operating efficiencies, including, among other things, advanced clinically based management of visits per episode (“VPE”). During the third quarter, we implemented a VPE management pilot program for a subset of Home Health branches, and based on early results of that pilot program we anticipate deploying it to all Home Health branches during the fourth quarter.
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
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
(in millions, except percentages)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Net service revenue	$263.6	$253.6	3.9%	$789.6	$776.6	1.7%
Cost of service, excluding depreciation and amortization	135.8	131.7	3.1%	401.5	397.7	1.0%
Gross margin, excluding depreciation and amortization	127.8	121.9	4.8%	388.1	378.9	2.4%
General and administrative expenses	105.5	103.8	1.6%	321.2	321.3	—%
Depreciation and amortization	5.5	8.2	(32.9)%	17.5	23.6	(25.8)%
Impairment of goodwill	—	107.9	N/A	—	107.9	N/A
Operating income (loss)	16.8	(98.0)	117.1%	49.4	(73.9)	166.8%
Interest expense and amortization of debt discounts and fees	8.3	10.8	(23.1)%	26.4	32.8	(19.5)%
Other (income) expenses	0.1	—	N/A	(19.2)	—	N/A
Income (loss) before income taxes and noncontrolling interests	8.4	(108.8)	107.7%	42.2	(106.7)	139.6%
(Benefit from) provision for income taxes	(3.2)	0.7	557.1%	6.5	1.5	333.3%
Net income (loss)	11.6	(109.5)	110.6%	35.7	(108.2)	133.0%
Less: Net income attributable to noncontrolling interests	0.5	0.7	(28.6)%	1.6	2.0	(20.0)%
Net income (loss) attributable to Enhabit, Inc.	$11.1	$(110.2)	110.1%	$34.1	$(110.2)	130.9%
The following table sets forth our consolidated results as a percentage of Net service revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of service, excluding depreciation and amortization	51.5%	51.9%	50.8%	51.2%
General and administrative expenses	40.0%	40.9%	40.7%	41.4%
Depreciation and amortization	2.1%	3.2%	2.2%	3.0%
Net Service Revenue. For the three months ended September 30, 2025, Net service revenue increased 3.9% compared to the prior period due to increased Hospice segment revenue of 20.0% partially offset by a decrease in Home Health segment revenue of 0.2%. See “—Segment Results of Operations.”
For the nine months ended September 30, 2025, Net service revenue increased 1.7% compared to the prior period due to increased Hospice segment revenue of 20.0% partially offset by a decrease in Home Health segment revenue of 2.8%. See “—Segment Results of Operations.”
Cost of Service, Excluding Depreciation and Amortization. For the three months ended September 30, 2025, Cost of service, excluding depreciation and amortization increased 3.1% compared to the prior period. This increase resulted from an increase in the Hospice segment, Cost of service, excluding depreciation and amortization of 8.9% and an increase in Home Health segment, Cost of service, excluding depreciation and amortization expense of 1.7%.
For the nine months ended September 30, 2025, Cost of service, excluding depreciation and amortization increased 1.0% compared to the prior period. This increase resulted from an increase in the Hospice segment, Cost of service, excluding depreciation and amortization of 10.9% partially offset by a decrease in the Home Health segment, Cost of service, excluding depreciation and amortization of 1.4%.
See “—Segment Results of Operations.”
General and Administrative Expenses. For the three months ended September 30, 2025, General and administrative expenses increased compared to the same period in the prior year, primarily attributable to an increase in estimated incentive compensation partially offset by cost control initiatives.
For the nine months ended September 30, 2025, General and administrative expenses remained relatively flat compared to the same period in the prior year.
Depreciation and Amortization. For the three and nine months ended September 30, 2025, Depreciation and amortization decreased compared to the same periods of 2024 due to a number of intangible assets, including licenses and non-compete agreements, reaching the end of their useful lives in 2024.
Interest Expense and Amortization of Debt Discounts and Fees. For the three and nine months ended September 30, 2025, Interest expense and amortization of debt discounts and fees decreased compared to the same periods of 2024 primarily due to a lower average borrowing level under our credit facilities and lower average interest rates. See additional discussion on Note 3, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and “—Liquidity and Capital Resources” within this item.
Other (Income) Expenses. For the nine months ended September 30, 2025, Other (income) expenses consisted primarily of a gain on sale of investment. See additional discussion in Note 8, Related Party Transactions, to the accompanying unaudited condensed consolidated financial statements.
(Benefit From) Provision for Income Taxes. Our effective income tax rates were (38.1)% and (0.6)% for the three months ended September 30, 2025 and 2024, respectively. Our effective income tax rates were 15.4% and (1.4)% for the nine months ended September 30, 2025 and 2024, respectively. The differences in the 2025 rates as compared to the 2024 rates are primarily due to unfavorable permanent differences attributable to the impairment of goodwill in the third quarter of 2024, a valuation allowance recorded in the third quarter of 2024, and a reduction to the valuation allowance recorded in the third quarter of 2025. See additional discussion in Note 4, Income Taxes, to the accompanying unaudited condensed consolidated financial statements.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure of our financial performance. Management believes Adjusted EBITDA assists investors in comparing our operating performance across operating periods on a consistent basis by excluding items we do not believe are indicative of our operating performance.
We calculate Adjusted EBITDA as Net income (loss) adjusted to exclude (i) interest expense and amortization of debt discounts and fees, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) gains or losses on disposal or impairment of assets, investments, or goodwill, (v) stock‑based compensation, (vi) net income attributable to noncontrolling interests and (vii) unusual or nonrecurring items not typical of ongoing operations.
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
The following table reconciles Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$11.6	$(109.5)	$35.7	$(108.2)
Interest expense and amortization of debt discounts and fees	8.3	10.8	26.4	32.8
(Benefit from) provision for income taxes	(3.2)	0.7	6.5	1.5
Depreciation and amortization	5.5	8.2	17.5	23.6
Loss (gain) on sale of investment and disposal of assets	0.1	(0.3)	(19.2)	(0.5)
Impairment of goodwill	—	107.9	—	107.9
Stock-based compensation	2.2	3.8	9.8	7.8
Net income attributable to noncontrolling interests	(0.5)	(0.7)	(1.6)	(2.0)
Unusual or nonrecurring items that are not typical of ongoing operations	3.0	3.6	5.4	12.1
Adjusted EBITDA	$27.0	$24.5	$80.5	$75.0
Unusual or nonrecurring items in the three months ended September 30, 2025 include: (i) restructuring activities and severance costs; (ii) third-party legal fees associated with the suit Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. and pending in the Chancery Court of Delaware, and in which the Company has asserted claims for breach of fiduciary duty, aiding and abetting, and usurpation of corporate opportunity arising from actions involving its former officers; and (iii) third-party legal and advisory fees related to non-shareholder matters. The nine months ended September 30, 2025 include: (i) restructuring activities and severance costs; (ii) third-party legal fees associated with the Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. lawsuit referenced above; and (iii) third-party legal and advisory fees related to shareholder and non-shareholder matters. The three months ended September 30, 2024 include: (i) third-party legal and advisory fees related to shareholder activism and (ii) restructuring activities and severance costs. The nine months ended September 30, 2024 include: (i) third-party legal and advisory fees related to shareholder activism; (ii) third‑party legal and advisory fees related to the strategic review process that concluded in May 2024; and (iii) certain third-party legal fees associated with the Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. lawsuit referenced above.
For additional information, see “—Segment Results of Operations.”
Segment Results of Operations
Our segment and consolidated Net service revenue is provided in the following tables:

	Three Months Ended September 30,
	2025		2024
(in millions, except percentages)	$ Amount	% of Consolidated Revenue	$ Amount	% of Consolidated Revenue
Home Health segment net service revenue	$200.5	76.1%	$201.0	79.3%
Hospice segment net service revenue	63.1	23.9%	52.6	20.7%
Consolidated net service revenue	$263.6	100.0%	$253.6	100.0%

	Nine Months Ended September 30,
	2025		2024
(in millions, except percentages)	$ Amount	% of Consolidated Revenue	$ Amount	% of Consolidated Revenue
Home Health segment net service revenue	$607.0	76.9%	$624.4	80.4%
Hospice segment net service revenue	182.6	23.1%	152.2	19.6%
Consolidated net service revenue	$789.6	100.0%	$776.6	100.0%

For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of Segment Adjusted EBITDA to Income (loss) before income taxes and noncontrolling interests, see Note 7, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements.
Home Health
Our Home Health segment derived its Net service revenue from the following payer sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Medicare	56.6%	58.4%	56.6%	58.9%
Medicare Advantage	30.5%	29.5%	30.6%	28.8%
Managed Care	11.7%	11.0%	11.3%	11.0%
Medicaid	0.8%	1.1%	0.9%	1.1%
Other	0.4%	—%	0.6%	0.2%
Total	100.0%	100.0%	100.0%	100.0%
See Item 1, “Business,” in the Form 10-K for additional information on our payer mix.
Additional information regarding our Home Health segment’s operating results is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
(in millions, except percentages)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Net service revenue:
Medicare	$113.4	$117.3	(3.3)%	$343.6	$367.3	(6.5)%
Non-Medicare	85.2	81.5	4.5%	257.4	250.5	2.8%
Private duty(1)	1.9	2.2	(13.6)%	6.0	6.6	(9.1)%
Home Health net service revenue	200.5	201.0	(0.2)%	607.0	624.4	(2.8)%
Cost of service, excluding depreciation and amortization	107.7	105.9	1.7%	318.3	322.7	(1.4)%
Gross margin, excluding depreciation and amortization	92.8	95.1	(2.4)%	288.7	301.7	(4.3)%
General and administrative expenses	58.5	58.2	0.5%	176.0	176.3	(0.2)%
Net income attributable to noncontrolling interests	0.4	0.4	—%	1.2	1.5	(20.0)%
Home Health Segment Adjusted EBITDA(2)	$33.9	$36.5	(7.1)%	$111.5	$123.9	(10.0)%

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

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
(actual amounts)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Medicare:
Admissions	22,225	23,422	(5.1)%	69,407	73,381	(5.4)%
Recertifications	15,890	16,101	(1.3)%	47,484	50,392	(5.8)%
Completed episodes	37,875	38,866	(2.5)%	114,959	123,657	(7.0)%
Average daily census	19,361	19,629	(1.4)%	19,798	20,652	(4.1)%
Visits	530,078	561,525	(5.6)%	1,624,645	1,791,314	(9.3)%
Visits per episode	14.0	14.4	(2.8)%	14.1	14.5	(2.8)%
Revenue per episode	$2,994	$3,018	(0.8)%	$2,989	$2,970	0.6%
Non-Medicare:
Admissions	33,065	29,950	10.4%	98,017	91,040	7.7%
Recertifications	14,410	14,112	2.1%	42,075	42,188	(0.3)%
Average daily census	22,090	20,358	8.5%	21,806	20,726	5.2%
Visits	562,122	552,815	1.7%	1,675,072	1,705,430	(1.8)%
Total:
Admissions	55,290	53,372	3.6%	167,424	164,421	1.8%
Recertifications	30,300	30,213	0.3%	89,559	92,580	(3.3)%
Average daily census	41,451	39,987	3.7%	41,604	41,378	0.5%
Visits	1,092,200	1,114,340	(2.0)%	3,299,717	3,496,744	(5.6)%
Visits per episode	13.4	14.1	(5.0)%	13.7	14.4	(4.9)%
Cost per visit	$97.4	$94.0	3.6%	$95.2	$90.9	4.7%
Revenue per patient day	$52.6	$54.6	(3.7)%	$53.4	$55.1	(3.1)%
Cost per patient day	$28.2	$28.8	(2.1)%	$28.0	$28.5	(1.8)%
Expenses as a Percentage of Net Service Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of service, excluding depreciation and amortization	53.7%	52.7%	52.4%	51.7%
General and administrative expenses	29.2%	29.0%	29.0%	28.2%
Net Service Revenue. For the three months ended September 30, 2025, Home Health Net service revenue decreased 0.2% compared to the same period of 2024 due to a decrease in unit revenue per patient day of 3.7%, primarily related to growth in our non-Medicare patients, partially offset by an increase in average daily census of 3.7%.
For the nine months ended September 30, 2025, Home Health Net service revenue decreased 2.8% compared to the same period of 2024 due to a decrease in unit revenue per patient day of 3.1% primarily related to growth in our non‑Medicare patients, partially offset by an increase in average daily census of 0.5%.
Segment Adjusted EBITDA. The decrease in Segment Adjusted EBITDA of 7.1% during the three months ended September 30, 2025 compared to the same period of 2024 primarily was the result of an increase in Cost of service, excluding depreciation and amortization of 1.7% with cost per patient day decreasing 2.1% partially offset by an increase in average daily census of 3.7%. The decrease in average daily census was primarily related to on-going payer contract renegotiation during the early part of the quarter with a national payer, which were resolved by September 30, 2025.
The decrease in Home Health Segment Adjusted EBITDA of 10.0% during the nine months ended September 30, 2025 compared to the same period of 2024 resulted primarily from the decrease in Net service revenue of 2.8%, as discussed above, partially offset by decreased Cost of service, excluding depreciation and amortization of 1.4% attributable to improved clinical staff productivity in 2025.

Hospice
Our Hospice segment derived its Net service revenue from the following payer sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Medicare	99.8%	98.3%	98.6%	98.6%
Managed Care	0.2%	0.6%	1.0%	1.4%
Medicaid	—%	1.1%	0.4%	—%
Total	100.0%	100.0%	100.0%	100.0%
Additional information regarding our Hospice segment’s operating results is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
(in millions, except percentages)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Hospice net service revenue	$63.1	$52.6	20.0%	$182.6	$152.2	20.0%
Cost of service, excluding depreciation and amortization	28.1	25.8	8.9%	83.2	75.0	10.9%
Gross margin, excluding depreciation and amortization	35.0	26.8	30.6%	99.4	77.2	28.8%
General and administrative expenses	17.7	16.5	7.3%	52.8	48.5	8.9%
Net income attributable to noncontrolling interests	0.1	0.3	(66.7)%	0.4	0.5	(20.0)%
Hospice Segment Adjusted EBITDA(1)	$17.2	$10.0	72.0%	$46.2	$28.2	63.8%

(actual amounts)
Total:
Admissions	3,089	3,046	1.4%	9,503	8,966	6.0%
Patient days	375,039	333,247	12.5%	1,077,309	961,815	12.0%
Discharged average length of stay	101	100	1.0%	102	104	(1.9)%
Average daily census	4,077	3,622	12.6%	3,946	3,510	12.4%
Revenue per patient day	$168.2	$157.7	6.7%	$169.5	$158.2	7.1%
Cost per patient day	$74.9	$77.3	(3.1)%	$77.2	$78.0	(1.0)%

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
Expenses as a Percentage of Net Service Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of service, excluding depreciation and amortization	44.5%	49.0%	45.6%	49.3%
General and administrative expenses	28.1%	31.4%	28.9%	31.9%
Net Service Revenue. For the three months ended September 30, 2025, Hospice Net service revenue increased 20.0% compared to the same period of 2024 due to an increase in average daily census of 12.6%, as we continue to see the benefits of our maturing case management model, and improved unit revenue per patient day of 6.7% due primarily to improved Medicare reimbursement rates, compared to the same period in 2024, in the three months ended September 30, 2025.
For the nine months ended September 30, 2025, Hospice Net service revenue increased 20.0% compared to the same period of 2024 due to an increase in average daily census of 12.4%, as we continue to see the benefits of our maturing case management model, and improved unit revenue per patient day of 7.1% due primarily to improved Medicare reimbursement rates, compared to the same period in 2024.
Segment Adjusted EBITDA. The increase in Hospice Segment Adjusted EBITDA of 72.0% during the three months ended September 30, 2025 compared to the same period of 2024 resulted primarily from the increase in Net service revenue of 20.0%, as discussed above, with Cost of service, excluding depreciation and amortization, higher by 8.9% to support revenue growth, partially offset by improved clinical staff productivity with a decrease in cost per patient day of 3.1%. Hospice General and administrative expenses increased 7.3% due to increased selling-related and back-office support expenses to support revenue growth.
The increase in Hospice Segment Adjusted EBITDA of 63.8% during the nine months ended September 30, 2025 compared to the same period of 2024 resulted primarily from the increase in Net service revenue of 20.0%, as discussed above, with Cost of service, excluding depreciation and amortization, higher by 10.9% to support revenue growth, partially offset by improved clinical staff productivity with a decrease in cost per patient day of 1.0%. Hospice General and administrative expenses increased 8.9% due to increased selling‑related and back-office support expenses to support revenue growth.
Liquidity and Capital Resources
Our principal sources of short-term liquidity are our cash on hand and our revolving credit facility. We use these sources to fund working capital requirements, capital expenditures and acquisitions, and to service our debt. See “—Contractual Obligations” for more information about our material cash requirements from our contractual obligations at September 30, 2025.
As of September 30, 2025 and December 31, 2024, we had $56.9 million and $28.4 million, respectively, in Cash and cash equivalents. These amounts exclude $2.0 million and $1.9 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which our joint venture partner requested, and we agreed, the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and —Restricted Cash, to the consolidated financial statements included in the Form 10-K. As of September 30, 2025, we also had $86.4 million available to us under the Revolving Credit Facility.
On March 19, 2025, Medalogix was combined with Forcura in a private equity-backed transaction (the “Transaction”). In connection with the Transaction, we sold our investment interest in TVG Holdings, LLC (“TVG”) for approximately $21 million. On March 31, 2025, we used $20.0 million of the proceeds from the Transaction to reduce debt under our Credit Agreement. We expect to incur approximately $3.3 million of cash tax liability from the sale, of which a portion is payable in future periods.
For additional information regarding our debt, see Note 3, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$66.3	$55.3
Net cash provided by (used in) investing activities	17.6	(2.1)
Net cash used in financing activities	(55.3)	(35.6)
Increase in cash, cash equivalents, and restricted cash	$28.6	$17.6
Operating Activities. The increase in Net cash provided by operating activities during the nine months ended September 30, 2025 as compared to 2024 primarily resulted from increased net income and changes in working capital.

Investing Activities. During the nine months ended September 30, 2025, Net cash provided by investing activities primarily resulted from the proceeds from the sale of an investment. During the nine months ended September 30, 2024, Net cash used in investing activities primarily resulted from purchases of property and equipment.
Financing Activities. During the nine months ended September 30, 2025 and 2024, Net cash used in financing activities primarily resulted from repayments of borrowings under our term loan facility and prepayments of borrowings under our revolving credit facility.
Contractual Obligations
Our consolidated contractual obligations as of September 30, 2025 are as follows (in millions):

	Total	Current	Long-Term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility, finance lease obligations and unamortized debt issuance costs	$335.0	$20.0	$315.0
Revolving credit facility	125.0	—	125.0
Interest on long-term debt(1)	86.1	28.7	57.4
Finance lease obligations(2)	5.6	2.6	3.0
Operating lease obligations(3)	63.4	15.9	47.5
Purchase obligations(4)	45.3	23.6	21.7
Total	$660.4	$90.8	$569.6

(1)Interest on long-term debt was calculated using the rate for the Term Loan A Facility as of September 30, 2025.
(2)We lease automobiles for our clinicians under finance leases. Amounts include the interest portion of future minimum finance lease payments. For more information, see Note 6, Leases, to the consolidated financial statements included in the Form 10-K.
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
Our capital expenditures include costs associated with computer hardware and licensing software we utilize to run our business, as well as leasehold improvements. During 2025, we expect to spend approximately between $4 to $5 million for maintenance capital expenditures. During the nine months ended September 30, 2025 and 2024, we made capital expenditures of $3.8 million and $3.2 million, respectively, for property and equipment and capitalized software.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in the Form 10‑K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of September 30, 2025, our primary variable rate debt outstanding related to $125.0 million in advances under our Revolving Credit Facility and $335.0 million under our Term Loan A Facility.
On October 20, 2022, we entered into an interest rate swap. The interest rate swap had a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, we received the one-month SOFR and paid a fixed rate of interest of 4.3%. The impact of increases and decreases in interest rates on our cash flow discussed below includes the impact of the interest rate swap.
Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of $2.6 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $2.6 million over the next 12 months.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
During the three months ended September 30, 2025, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Plans
July 1 through July 31	32,706	$7.88	—	—
August 1 through August 31	1,224	7.80	—	—
September 1 through September 30	—	—	—	—
Total	33,930	$7.88	—	—

(1)Represents shares of common stock we repurchased to satisfy employee tax-withholding obligations in connection with the vesting of stock‑based compensation awards.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

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

10.1*
Transition, Separation and Release Agreement between Advanced Homecare Management, LLC d/b/a Enhabit Home Health & Hospice and Barbara A. Jacobsmeyer, dated August 5, 2025 (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on August 6, 2025).

10.2*
Form of Restricted Stock Units Agreement (Special Retention Grant), pursuant to the 2025 Enhabit, Inc. Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on August 6, 2025).

10.3*	Form of Cash Retention Bonus Letter Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to Enhabit, Inc.’s Current Report on Form 8-K filed on August 6, 2025).

31.1†	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

† Filed herewith as an exhibit.
+ Furnished herewith as an exhibit.
* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Ryan Solomon
Ryan Solomon
Chief Financial Officer

Date:	November 5, 2025