Form 10-K
period 2025-12-31
Enhabit, Inc.
filed 2026-03-05
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $480.1 million (based on the last reported sale price on the New York Stock Exchange as of such date).
The registrant had outstanding 50,723,245 shares of common stock as of February 26, 2026.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement for its 2026 Annual Meeting of stockholders are incorporated by reference into Part III.

ENHABIT, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

i

NOTE TO READERS
As used in this Annual Report on Form 10-K (the “Annual Report”), the terms “Enhabit,” “we,” “us,” “our,” and the “Company” refer to Enhabit, Inc. and its consolidated subsidiaries, unless otherwise stated or indicated by context.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains historical information, as well as forward‑looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this Annual Report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, disruption from the proposed Merger (as defined herein) with patient, payor, provider, referral source, supplier or management and employee relationships; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined herein) or the inability to complete the proposed transaction on the anticipated terms and timetable; the risk that certain regulatory approvals for the proposed Merger are delayed, are not obtained or are obtained subject to conditions that are not anticipated; the failure of the conditions to the proposed Merger to be satisfied; the costs related to the proposed transaction; the diversion of management time on Merger-related issues; the risk that termination fees may be payable by us in the event that the Merger Agreement is terminated under certain circumstances; reputational risk related to the proposed Merger; the risk of litigation or regulatory action related to the proposed Merger; our ability to execute on our strategic plans; regulatory and other developments impacting the markets for our services; changes in reimbursement rates; general economic conditions; changes in the episodic versus non-episodic mix of our payers, the case mix of our patients, and payment methodologies; our ability to attract and retain key management personnel and healthcare professionals; potential disruptions or breaches of our or our vendors’, payers’, and other contract counterparties’ information systems; the outcome of litigation; quality performance and ratings; our ability to successfully complete and integrate de novo locations, acquisitions, investments, and joint ventures; our ability to successfully integrate technology in our operations; our ability to control costs, particularly labor and employee benefit costs; and such other factors as are discussed throughout Part I, Item 1A, “Risk Factors,” of this Annual Report.
ii

PART I
ITEM 1. BUSINESS
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide our patients with superior clinical care, where our patients prefer it: in their homes. For over 25 years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes and demonstrating a consistent ability to innovate during varying economic and regulatory climates. As of December 31, 2025, we operated 249 home health and 117 hospice locations across 34 states.
We operate our business in two segments, Home Health and Hospice. Each provides a comprehensive range of high‑quality, Medicare-certified services.
•Our Home Health segment provides skilled home health services, including nursing care, physical, occupational and speech therapy, medical social work, and home health aide services. For the year ended December 31, 2025, our Home Health segment had an average daily census of 41,786 and generated $813.8 million in Net service revenue, or 76.8% of Enhabit’s total Net service revenue.
•Our Hospice segment provides skilled hospice services, including nursing care, pain and symptom management, palliative and dietary counseling, social worker visits, spiritual counseling, and family member bereavement to terminally ill patients and their families. For the year ended December 31, 2025, our Hospice segment had an average daily census of 3,985 patients and generated $246.2 million in Net service revenue, or 23.2% of Enhabit’s total Net service revenue.
Enhabit is a Delaware corporation, founded in 1998 and headquartered in Dallas, Texas. We operated as a reporting segment of Encompass Health Corporation (“Encompass”) from December 2014 to July 1, 2022, when we became an independent public company through the distribution of all outstanding shares of our common stock, par value $0.01 per share, to the stockholders of Encompass. Our common stock is listed under the symbol “EHAB” on the New York Stock Exchange. See Note 1, Summary of Significant Accounting Policies—Separation from Encompass, to the accompanying consolidated financial statements.
Available Information
Our Internet website address is www.ehab.com, which we use as a channel for routine distribution of important information, including news releases, investor presentations and financial information. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are available on our website, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission (“SEC”). The website also contains links to the charters of our four board-level committees, the (i) Audit & Finance Committee, (ii) Compensation & Human Capital Committee, (iii) Care, Compliance, & Cybersecurity Committee, and (iv) Nominating & Corporate Governance Committee, our Corporate Governance Guidelines, Standards of Business Conduct and Ethics, Insider Trading Policy, Incentive Compensation Recoupment Policy, Amended and Restated Bylaws, Amended and Restated Certificate of Incorporation and information regarding certain of our investor presentations, press releases and shareholder communications. Print versions of these materials are available free of charge to any shareholder who provides a written request to the Corporate Secretary at 6688 North Central Expressway, Suite 1300, Dallas, Texas 75206. The contents of our website are not intended to be incorporated by reference into this Annual Report or any other report or document we file, and any reference to our website is intended to be an inactive textual reference only.
Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.
Our Industries
The home health and hospice industries are large, growing, and highly fragmented. According to the Centers for Medicare and Medicaid Services (“CMS”) provider catalogs published in January 2026 and November 2025, there were approximately 12,200 home health agencies and 7,000 hospice agencies nationwide in 2025, respectively. These industries serve an aging U.S. population by providing care in the lowest-cost setting – the patients’ homes. Many home health and virtually all hospice patients are eligible for Medicare benefits (federal health insurance for seniors).
The National Health Expenditures published by CMS in 2025 projected approximately $174 billion to be spent on broader home health expenditures, which includes Medicare payments for home health and hospice services. These expenditures are expected to grow to approximately $317 billion by 2033, representing a 7.8% compound annual growth rate. The Medicare Payment Advisory Commission (“MedPAC”) reports that Medicare spending for hospice care, which we believe represents the vast majority of total expenditures in the hospice market, increased from $3.0 billion in 2000 to $25.7 billion in 2023, reflecting a compound annual growth rate of 9.8%. The market our industries serve is expected to continue to expand, with Medicare eligible citizens expected to increase from approximately 65.1 million in 2023 to 78.0 million by 2033, according to CMS, positioning both the home health and hospice industries for growth.
Growing Senior Population Driving Increased Demand
According to estimates from the U.S. Census Bureau and the 2023 Profile of Older Americans published May 2024 by the Administration for Community Living and the Administration on Aging, the 65 and older population increased from 43.1 million in 2012 to 57.8 million in 2022, or an increase of approximately 34%. The 65 and older population is projected to reach 78.3 million by 2040 and 88.8 million by 2060. Growth in the elderly population in the United States is expected to significantly outpace the expected growth in facility-based beds, driving an ongoing shift from facility-based care to home-based care where clinically appropriate.
Increasing Focus on Shifting Care to Lower Cost Settings
The growing senior population puts pressure on an already strained healthcare system, contributing to rising healthcare costs in the United States. The Medicare cost per patient day, as of 2024 (the most current information available), in home health and hospice is $64 and $191, respectively, compared to a skilled nursing facility cost of $683 per day, highlighting home health care’s savings potential for the healthcare system. We believe health care payers will increasingly encourage the treatment of patients in their homes and other low-cost settings where clinically appropriate.
Patient Preference for Home-Based Care
The COVID-19 pandemic significantly accelerated the demand for high‑quality home‑based care. Based on a 2024 American Association of Retired Persons survey, 75% of those over age 50 want to stay in their residence as long as possible. Similarly, a 2017 study by KFF (formerly known as the Kaiser Family Foundation) found that seven in ten Americans would prefer to spend their last days at home as opposed to any other care setting.
Shift From Medicare Fee-for-Service to Medicare Advantage
Medicare Advantage, also known as Medicare Part C, is a capitated program through which eligible Medicare beneficiaries may receive Medicare Part A and Part B benefits from private health plans that contract with CMS. Medicare Advantage plans receive fixed, risk-adjusted monthly payments from CMS and are responsible for delivering all Medicare‑covered services to enrolled members.
According to KFF, in 2025, more than half of eligible Medicare beneficiaries were enrolled in Medicare Advantage plans, with Medicare Advantage enrollment as a share of the eligible Medicare population growing from 19% in 2007 to 54% in 2025. Between 2024 and 2025, total Medicare Advantage enrollment grew by about 1.3 million beneficiaries, or 4%, and the Congressional Budget Office projects that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to 64% by 2034. As a result, Medicare Advantage penetration is a significant factor influencing demand for home health services in the markets we serve.
Unlike traditional Medicare fee-for-service (“FFS”), Medicare Advantage plans typically negotiate reimbursement rates directly with home health providers and shift financial risk, control and the administrative burden onto them. Medicare Advantage plans typically pay materially less than FFS Medicare for comparable home health episodes. Our home health industry is responding to Medicare Advantage pressure by becoming disciplined and selective in contract negotiations with payors. Successful providers can command increased reimbursement by delivering quality outcomes and highly satisfactory patient experience (often referred to as value-based purchasing, or “VBP”).
When a Medicare Advantage beneficiary chooses hospice, traditional Medicare administers the hospice benefit, while Medicare Advantage covers unrelated services.
Emphasis on Value-Based Payment Models
In recent years, VBP models have become increasingly prevalent in contract negotiations between home health providers and payers, including Medicare Advantage plans, commercial insurers, and large Accountable Care Organizations (“ACOs”). For home health, VBP is fully integrated into the Medicare system through the nationwide Home

Health Value-Based Purchasing (“HHVBP”) Model, and many non-governmental payers have adopted similar quality- and outcome-based reimbursement structures. In the hospice sector, while there is currently no formal, nationwide VBP program, CMS has indicated interest in advancing VBP-aligned initiatives such as the development of new quality measurement tools and pilot programs that may inform future payment models.
Our Competitive Strengths
We believe we differentiate ourselves from our competitors by the scale and density of our footprint in targeted markets, our consistent and disciplined operating model emphasizing the use of technology, our clinical expertise and high‑quality outcomes, and our people and award‑winning culture, among other factors. We also believe that our competitive strengths make us an attractive partner to health systems, payers, and other risk-bearing entities. Additionally, we believe these strengths allow us to adapt and succeed in a healthcare industry facing continuing regulatory changes focused on improving outcomes and reducing costs.
Scale and Density
Our footprint reflects our multi-decade effort to establish scale and density, positioning us as a leading provider in key markets with attractive demographic and regulatory profiles. Since 2015, we have deployed over $798 million of capital on 42 home health and hospice acquisitions, which we have fully integrated into our business. Over that same period, we have opened 54 de novo locations (24 home health and 30 hospice) across 23 states. Our strategic presence in these markets helps us increase operating efficiency and brand awareness.
These operating efficiencies help us reduce our home health cost per patient day and increase capacity. For example, our scale in key markets allows for shorter drive time between patient visits, reducing unproductive time on the road. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results of Operations,” for our home health cost per patient day for the years ended December 31, 2025, 2024, and 2023.
We cross-market our home health and hospice services primarily by delivering high quality care and timely education about home health and hospice services with patients and families. This approach increases brand awareness and positions us as the preferred provider in markets where we have overlap and scale and density. Many home health patients and their friends and family members eventually require home health services or are eligible for hospice benefits and choose our services where we have scale and density.
As of December 31, 2025, 111 of our 117 hospice locations were co-located within our home health markets. We believe the overlap of our home health and hospice locations and our opening of hospice locations in markets with existing home health locations creates a unique growth opportunity. See “—Our Strategy—Execute on De Novo Strategy in New and Existing Markets.”
Consistent and Disciplined Operating Model
Our operating model emphasizes consistency and the disciplined use of technology, driving our industry leadership in both clinical quality and cost-effectiveness. We leverage our comprehensive technology capabilities and centralized administrative functions to define best practices, streamline staffing models, and identify supply chain efficiencies across our platform. We invest significant time and training resources teaching our operators to use technology to drive timely decisions in the field. Our pairing of technology with a culture that emphasizes well-established operating protocols helps us deliver superior results.
As an example of our flexibility and scalability, we initiated our visit per episode pilot (“VPE”) in response to CMS’s proposed 2026 home health rule. The VPE program utilizes data-driven, analytics powered by artificial intelligence (“AI”) to optimize each patient’s individual care plan so that we can maximize the utilization of our clinical resources, without compromising the clinical outcomes of our patients.
Clinical Expertise and High-Quality Outcomes
We have developed standardized best practices and protocols based on our extensive home‑based clinical experience. We believe these best practices and protocols, when combined with our technology and well-trained, mission‑motivated clinicians, help deliver consistently high-quality healthcare services, reduce inefficiencies, and improve performance across a spectrum of operational areas. We believe our efforts have yielded meaningful results that surpass the national averages based on the metrics we utilize to measure our success.

In the Home Health segment, we focus on hospital readmission and acute care hospitalization rates as our primary indicators of clinical quality. We believe this focus results in superior clinical outcomes for patients, providers, and payers. On a non-risk adjusted basis, our 30-day hospital readmission rate was 14.4% in 2025, 20.0% lower than the national average of 18.0% in 2024. As of January 2026, the last publicly reported Star ratings from the Home Health Care Consumer Assessment of Healthcare Providers and Systems, we averaged 3.9 stars, higher than the national average of 3.7 stars.
In the Hospice segment, we focus on providing patients the highest quality of care throughout their hospice tenure and especially within the last days of life, when physical and mental symptoms frequently intensify. We believe this focus has resulted in increased symptom mitigation for patients and their loved ones. Our percentage of patients who received in person visits from registered nurses or medical social workers on at least two out of the final three days of the patients’ life was 63.8% in 2025, 32.1% higher than the national average of 48.3% reported in January 2026. As of November 2025, the last publicly reported Star ratings from the Consumer Assessment of Healthcare Providers and Systems Hospice Survey, we averaged 3.9 stars, higher than the national average of 3.6 stars.
For additional discussion of CMS’s Star ratings, see Item 1A, “Risk Factors—Risks Related to Our Business—Other Operational and Financial Risks.”
Execution of Payer Innovation Strategy
Our contracting strategy includes four primary tenets: (i) building relationships with payers and conveners; (ii) obtaining new agreements with favorable rates and terms; (iii) renegotiating existing agreements to provide more favorable rates and terms; and (iv) whenever possible, negotiating to include value-based incentives in our agreements. Collectively, we refer to these efforts as Payer Innovation. We continue to evaluate new models and opportunities to collaborate with both existing and new payers along with potential strategic partners. Our industry-leading capabilities and clinical results, including our low acute care hospitalization and hospital readmission rates, position us to bring value to payers focused on managing and reducing the total cost of care.
Payer Innovation efforts have helped us address pressures created by the Medicare Advantage shift. Since 2022, we have negotiated 85 contracts, including five contracts with national payors. As of December 31, 2025, 57% of our non‑Medicare revenue is in Payer Innovation contracts. Successful relationships with Medicare Advantage payers and patients have been advantageous to our Payer Innovation contract negotiations. When negotiating rates and other contract terms, we highlight our quality, value proposition, and the benefit to payers of their members’ continued access to our high‑quality services.
People and Award-Winning Culture
In 2025, we continued our efforts to support our clinical and support staff in receiving the necessary education and training to deliver the highest quality care in the most cost-effective manner. We maintained our certification as a “Great Place to Work” and were recognized as a USA TODAY Top Workplace USA company. We believe our award-winning culture is crucial for attracting and retaining talent as the demand for our services grows.
Our Strategy
Our growth strategy includes organic growth through existing operations, opening new locations, increasing our Payer Innovation contracts and shifting Medicare Advantage business to contracts that pay us improved rates, leveraging our expertise in care transitions, and, consistent with the terms of our credit facilities, pursuing strategic acquisitions.
Drive Organic Growth at Existing Operations
We strive for organic growth in existing markets by consistently increasing the number of referrals and referral sources we serve. To achieve this growth, we (i) educate healthcare providers about the scope and benefits of our services, (ii) position our agencies to add value in their communities by avoiding unnecessary hospitalizations, (iii) focus on high‑quality care and related outcomes for our patients, (iv) identify related products and services needed by our patients and their communities, and (v) provide a superior work environment for our employees as part of our focus to recruit and retain our clinical staff. As we continue to grow organically, our scale and density will increase, further reinforcing our ability to deliver cost‑effective care.

Execute on De Novo Strategy in New and Existing Markets
Since 2015, we have opened 54 de novo locations, of which 24 are home health and 30 are hospice locations. De novos are an attractive supplement to our organic growth strategy because we have relative control over the start-up process, including location choice, capital costs and timelines. Depending on the market, de novos are an efficient use of capital, with expected costs ranging from approximately $250,000 to $350,000 per location. Based on historical performance and market dynamics, de novos generally achieve profitability within approximately 18 to 24 months of opening.
There are opportunities for us to open strategically located high-growth potential de novos that leverage existing leadership, brand recognition and referral networks to build patient census. We have approximately 80 home health locations without an accompanying hospice location in states that do not have certificate of need (“CON”) laws or where we have the required CON. See Item 2, “Properties,” for a listing of CON states in which we have operations. In 2026, we anticipate opening three to six home health and nine to twelve hospice de novos.
Strategic Mix Management Through Referral Source Proposition and Payer Innovation Execution
Medicare Advantage has become an increasingly prevalent payer source for skilled home health services. See “—Our Industries—Shift from Medicare Fee‑for‑Service to Medicare Advantage”. Although Medicare Advantage billings and collections are generally more labor intensive than traditional Medicare and typically involve discounted reimbursement rates, we believe strategic participation with these payers is important given the continued shift of Medicare‑eligible beneficiaries from Medicare FFS to Medicare Advantage plans.
Over the past three years, we have successfully negotiated numerous Medicare Advantage contracts through our Payer Innovation efforts, resulting in improved reimbursement rates and Medicare Advantage revenue growth. These contracts enable us to accept a broad range of patients and serve as a full‑service provider for our referral sources. As a preferred provider of high‑quality care, we leverage our portfolio of local, regional, and national payer contracts to strategically manage our payer mix, which we believe provides a competitive advantage in our markets. Our teams focus on educating our referral sources on our high quality and our ability to accept a large number of payers.
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
Strategic Acquisitions
Historically, our growth strategy partially relied on acquisitions, and although we have not recently completed acquisitions due to prior restrictions under our credit facility, they remain part of our long-term growth strategy. We have a proven history spanning over 20 years of consummating and fully integrating acquisitions culturally, technologically, and operationally. We did not complete any acquisitions during the years ended December 31, 2025 and 2024, and the one acquisition made in 2023, for a total purchase price of $3.1 million, was not material to the Company’s consolidated financial statements.
In the second quarter of 2025, the acquisition restrictions in our credit agreement were lifted. In 2026, we plan to invest $25 to $50 million in strategic acquisitions. We focus on acquisition opportunities where we believe we can accelerate top-line growth while also expanding profit margins.
Our Services
Home Health
Our home health operations provide a comprehensive range of Medicare-certified skilled home health services, including skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. Our patients are typically older adults with chronic conditions and significant functional limitations who are on multiple medications. We work closely with patients, families, caregivers, and physicians to deliver data-driven, evidence‑based care plans focused on patient needs and goals.
Our home health services are prescribed by a physician, typically following an episode of acute illness or surgical intervention, an exacerbation or worsening of a chronic disorder, or a patient’s discharge from an acute care hospital, skilled nursing facility, rehabilitation hospital or other facility-based settings. Our patients are also referred to us by assisted living and other long-term care facilities and community physicians. In 2025, approximately 38% of our home health patient admissions were from physician offices or other community referral sources, and approximately 62% were from facility‑based sources.
Our nurses provide a variety of medically necessary services to homebound patients who are suffering from acute or chronic illness, recovering from injury or surgery, or who otherwise require care or monitoring. These services include patient education, pain management, wound care and dressing changes, cardiac rehabilitation, infusion therapy, pharmaceutical administration, and skilled observation and assessment. We also have designed best practices to treat chronic diseases and conditions, including diabetes, hypertension, arthritis, Alzheimer’s disease, low vision, spinal stenosis, Parkinson’s disease, osteoporosis, complex wound care, and chronic pain, along with disease-specific plans for patients with diabetes, congestive heart failure, post-orthopedic surgery or injury, and respiratory diseases. Through our medical social workers, we counsel patients and their families with regard to financial, personal, and social concerns that arise from a patient’s health-related problems.
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
For the year ended December 31, 2025, our home health business had an average daily census of 41,786 home health patients. As of December 31, 2025, we operated 249 home health agencies in 33 states. See Item 1, “Business—Sources of Revenue—Home Health,” in this Annual Report.
Hospice
Individuals with a terminal illness may be eligible for hospice care if they have a life expectancy of six months or less and have chosen to forego curative treatment.
Hospice care focuses on the quality of life for patients experiencing an advanced, life limiting illness by treating the symptoms of the disease, rather than the disease itself. Our hospice operations provide a comprehensive range of Medicare‑certified skilled hospice services, including pain and symptom management, palliative and dietary counseling, social worker visits, spiritual counseling, and family member bereavement counseling, as required by law, all of which are designed to meet the individual physical, emotional, spiritual, and psychosocial needs of terminally ill patients and their families.
For the year ended December 31, 2025, our hospice business had an average daily census of 3,985 hospice patients. As of December 31, 2025, we operated 117 hospice provider locations in 25 states. See Item 1, “Business—Sources of Revenue—Hospice,” in this Annual Report.
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

Our corporate support operations provide centralized services in support of our operations, including information technology, human resources, recruiting, finance, and regulatory and legal support services, among others. Our corporate support operations include a central clinical auditing group that performs audits on medical records, care plans, and core patient documentation to optimize proper, complete care plans toward achieving the highest quality outcomes. This corporate support operations team also develops, monitors, and deploys operating policies, allowing for consistency of operations measurement and ease of deploying productivity metrics.
Business Development
We assign teams to all aspects of the referral and patient onboarding process. We believe this high-touch approach enables our business development teams to develop deep-rooted relationships and build density in the markets they serve, increasing patient referrals to our home health and hospice locations.
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
We use an electronic medical records system that we license from a home-based care software solution. The system manages the entire patient workflow and provides field clinicians with access to patient records, diagnostic information, and notes from prior visits via a mobile application. Real-time, customized feedback and instructions are provided to field clinicians on-site. The system enhances patient data capture and database management, which aids in the development of algorithms that can improve the plan of care.
Our IT systems provide management access to relevant data needed to make timely, accurate decisions. The data systems feature rules-based algorithms that promote accountability by escalating tasks and notifying management when processes are delayed.
We use technology to provide real-time market intelligence to members of our sales team, allowing them to prioritize particular referral sources to align with strategic directives. Specialty programs integrate individual physician protocols into the system. We believe this creates loyalty for physicians and facilities, generating greater consistency in future referrals. Additionally, a web-based portal allows referring physicians to easily monitor the care and progress of patients and to sign orders electronically.
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
Sources of Revenue
We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a lesser degree, state governments (under their respective Medicaid or similar programs), as well as directly from patients. Revenues and receivables from Medicare are significant to our operations. The federal and state governments establish payment rates as described in more detail below. We negotiate payment rates with non-governmental group purchasers of healthcare services that are included in “Managed Care” in the table below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs, but patients are responsible to the extent of any exclusions, deductibles, co-payments, or coinsurance features of their coverage. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in managed care plans. For the year ended December 31, 2025, revenues from Medicare and Medicare Advantage represented 89.7% of total Net service revenue.
The following table identifies the sources and relative mix of our revenues for the periods stated for our consolidated business:

	Year Ended December 31,
	2025	2024	2023
Medicare(1)	65.8%	66.8%	71.5%
Medicare Advantage	23.9%	23.0%	19.0%
Managed Care	9.1%	9.1%	8.2%
Medicaid	0.8%	0.9%	1.2%
Other	0.4%	0.2%	0.1%
Total	100.0%	100.0%	100.0%

(1)    The decline in Medicare revenue as a percentage of our total Net service revenue and corresponding increase in Medicare Advantage revenue is primarily the result of the impact on Home Health Net service revenue from the continued national enrollment increases in Medicare Advantage plans by Medicare beneficiaries.
Medicare Reimbursement
Medicare is a federal program that provides hospital and medical insurance benefits to persons aged 65 and over, qualified disabled persons, and persons with end-stage renal disease. Medicare establishes reimbursement methodologies and rates for various types of healthcare providers, facilities, and services. Each year, MedPAC, an independent agency that advises Congress on issues affecting Medicare, makes policy recommendations to Congress for a variety of Medicare payment systems. These recommendations, along with other considerations including the policy focuses of the current U.S. presidential administration, may result in notable modifications to Medicare payments applicable to our business, namely in updates to the annual Home Health Prospective Payment System (“HH-PPS”) and the Hospice Payment System (“Hospice-PS”).
CMS makes annual adjustments to Medicare payment rates in prospective payment systems, including the HH‑PPS and Hospice‑PS, by what is commonly known as a “market basket update.” According to CMS, market basket updates reflect inflation and other changes in price over time of goods and services used by providers to deliver care. Market basket updates are produced for various payment systems to accurately measure the price changes facing each provider. Medicare home health has its own market basket, while hospice is based on the Inpatient Prospective Payment System Hospital Market Basket. The impact of recent annual home health and hospice adjustments to our business are discussed below, see “—Home Health” and “—Hospice.”
From time to time, Medicare regulations, including reimbursement methodologies and rates, can be further modified by CMS. In some instances, CMS’s modifications can have a substantial impact on healthcare providers. For example, home health agencies and hospice provider locations are required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a 2% and 4% reduction, respectively, in their market basket annual payment update. Additionally, commencing in 2025, under the nationwide HHVBP Model, home health agencies began to receive increases or decreases to their Medicare FFS payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Data collected in each performance year impacts Medicare payments two years later.
Congress also periodically changes Medicare statutes. For example:
•In 2010, President Obama signed the Patient Protection and Affordable Care Act (“2010 Healthcare Reform Laws”). The 2010 Healthcare Reform Laws provided specific reductions to healthcare providers’ annual market basket updates and other payment policy changes for Medicare reimbursement.
•In 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect in April 2013 and, as a result of subsequent legislation, will continue through fiscal year 2030 unless Congress and the President take further action.

•In 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”), which included several provisions affecting Medicare reimbursement, such as the Patient-Driven Groupings Model (“PDGM”).
•In 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA affects a number of Medicare-related statutes, including those related to the Medicare Savings Program and the Statutory Pay-As-You-Go Act of 2010.
In the future, concerns about the federal deficit and national debt levels could result in enactment of further federal spending reductions or sequestration, further entitlement reform legislation affecting the Medicare program, or both. The future of the aforementioned regulations as well as the nature and substance of any other healthcare legislation remain uncertain.
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
Our operations are also affected by other rules and regulations that indirectly affect reimbursement for our services, such as data coding rules and patient coverage rules and determinations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, which determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable and necessary. For additional discussion of the risks associated with potential changes in regulations, see Item 1A, “Risk Factors—Risks Related to Our Business—Other Regulatory Risks.”
Medicare contractors processing claims for CMS make coverage determinations regarding medical necessity that can represent restrictive interpretations of CMS coverage rules. Those interpretations are not made through a notice and comment review process. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us.
We undertake significant efforts through training, education, and documentation to comply with coding and medical necessity coverage rules to maximize the successful processing of our claims for payments. Any denial of a claim for payment, either as a result of an audit or ordinary course payment review by Medicare Administrative Contractors (“MACs”), is subject to an appeals process that is slow and unpredictable in outcome. For additional discussion of these audits and the risks associated with them, see Item 1A, “Risk Factors—Risks Related to Our Business—Reimbursement Risks.”
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
As of January 2020, Medicare began reimbursing home health providers under the PDGM. PDGM replaced a 60‑day episode of payment methodology with a 30-day payment period and relies more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the therapy service-use thresholds under the prior system, to determine payments. Under PDGM, the initial certification remains valid for 60 days. If a patient remains eligible for care after the initial period as certified by a physician, a new treatment period may begin. There are currently no limits to the number of home health treatment periods a Medicare patient may receive, assuming there is eligibility for each successive period.
Prior to 2022, providers were required to submit requests for anticipated payment (“RAP”) in accordance with each 30-day period of care. In a departure from earlier policy, CMS in 2021 eliminated early payments received through the RAP process. Failure to submit required RAP documentation in a timely fashion resulted in reimbursement penalties.

Beginning in 2022, home health providers were required to submit a one-time Notice of Admission (“NOA”) within five days of the start of the initial treatment period. A NOA covers contiguous 30-day periods of care until the patient is discharged. There is no upfront payment associated with the submission of an NOA. Reimbursement penalties for failure to timely submit a NOA can be significant, as the penalties may apply to a longer period, rather than the 30-day periods associated with RAP.
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
In November 2024, CMS released its notice of final rulemaking for calendar year 2025 for home health agencies under the HH‑PPS (the “2025 HH Rule”). The 2025 HH Rule implemented an overall 0.5% increase relative to 2024 levels (market basket update of 2.7%, reduced by 1.8% for negative behavioral adjustment, and a 0.4% for fixed dollar loss negative adjustment).
In November 2025, CMS issued the 2026 Home Health Prospective Payment System Update final rule (the “2026 HH Rule”). The 2026 HH Rule reflects an estimated 1.3% aggregate decrease to Medicare payments as compared to 2025 payments. This update represents a 2.4% increase to the market basket, reduced by a 0.9% decrease that reflects the net impact of the finalized permanent behavior adjustment, a 2.7% decrease that reflects the net impact of the finalized temporary adjustment, and an estimated decrease of 0.1% that reflects the effects of a proposed update to the fixed-dollar loss ratio. Based on our analysis, which utilizes, among other things, our patient mix for 2025, our specific geographic coverage area, and other factors, we expect the impact to us to be in line with the 1.3% decrease, effective for services provided beginning January 1, 2026.
Hospice
For a Medicare beneficiary to qualify for the Medicare hospice benefit, a hospice physician and a patient-designated attending physician (if the patient has one), must certify that, in their clinical judgment, the beneficiary has a life expectancy of six months or less, assuming the beneficiary’s terminal illness runs its normal course, and providers must establish a plan of care. Under Medicare rules, patients seeking hospice benefits must agree to forgo curative treatment for their terminal medical conditions after being given a full understanding of the palliative nature of hospice care. Medicare hospice reimbursements are subject to a number of conditions of participation, including the use of volunteers and onsite visits to evaluate aides. Volunteers provide day-to-day administrative and direct patient care services in an amount that, at a minimum, equals 5.0% of the total patient care hours of all paid Hospice employees and contract staff. A registered nurse conducts an on-site visit every 14 days to assess the quality of care and to evaluate whether the services meet the patient’s needs. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”) created a new Medicare survey program for hospice provider locations that requires a survey at least once every three years. The 2021 Budget Act also created the Special Focus Program. Hospices that are found to be out of program compliance could be subjected to civil monetary penalties that accrue for each day out of compliance, as well as other forms of corrective action. In February 2025, CMS announced it was pausing the Special Focus Program for calendar year 2025 pending further evaluation.
For each day a patient elects hospice benefits, Medicare pays an adjusted daily rate based on patient location, and payments represent a prospective per diem amount tied to one of four different required levels of care: routine home care; continuous home care; inpatient respite care; and general inpatient care. Payments are adjusted by a wage index to reflect differences in health care labor costs across the country and are established annually through federal legislation. Adjustments for eligibility and technical billing requirements may be made to Medicare claims if we are unable to obtain appropriate billing documentation, authorizations or face-to-face documentation and other reasons unrelated to credit risk. Medicare hospice reimbursements to each provider are also subject to two annual caps: the aggregate cap, which limits total hospice payments based on the average annual payment per beneficiary, and the inpatient cap, which limits payment based on the number of days of inpatient care billed by the hospice provider. There are currently no limits to the number of hospice benefit periods an eligible Medicare patient may receive, assuming compliance with Medicare requirements, and a patient may revoke the benefit at any time.
Both the aggregate and inpatient caps on Medicare hospice reimbursement are calculated at the end of the hospice cap period, based on the 12 month period beginning on October 1st of each year, which determines the maximum allowable payments per provider. The “80-20 rule” applies to the inpatient cap. Under that rule, if the number of inpatient care days of hospice care furnished by us to Medicare hospice beneficiaries under a unique provider number exceeds 20% of the total days of hospice care furnished by us to all Medicare hospice beneficiaries for both inpatient and in home care, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate, with excess amounts due back to Medicare.
In July 2023, CMS released its notice of final rulemaking for calendar year 2024 for hospice provider locations under the Hospice‑PS (the “2024 Hospice Rule”). The 2024 Hospice Rule implemented a net 3.1% market basket increase (market basket update of 3.3% reduced by 0.2% for a productivity adjustment).
In July 2024, CMS released its notice of final rulemaking for calendar year 2025 for hospice provider locations under the Hospice‑PS (the “2025 Hospice Rule”). The 2025 Hospice Rule implemented a 2.9% net increase to reimbursement rates (market basket update of 3.4% reduced by a 0.5% productivity adjustment).
In August 2025, CMS issued its final rule for hospice payments for fiscal year 2026 (the “2026 Hospice Rule”). Effective October 1, 2025, CMS implemented a 2.6% net increase to reimbursement rates, resulting from a 3.3% update to the market basket reduced by a 0.7% productivity adjustment. Based on our analysis of the 2026 Hospice Rule, we expect the impact to us to be in line with the 2.6% increase for services provided beginning October 1, 2025.
Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party benefit administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rates) unless a party elects to terminate the contract. In 2025, typical rate increases for our renewed home health and hospice contracts ranged from 3-5%. Our Payer Innovation team focuses on establishing and renegotiating contracts that provide equitable reimbursement for the services provided.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of some services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net service revenue. In certain states, we are experiencing an increase in Medicaid patients, partially as a result of expanded coverage consistent with the intent of the 2010 Healthcare Reform Laws. In July 2025, President Trump signed into law the OBBBA, which included new requirements for Medicaid eligibility and may result in a decrease in the number of persons eligible for Medicaid coverage. However, for the year ended December 31, 2025 Medicaid payments represented only 0.8% of our consolidated Net service revenue.
Cost Reports
Because of our participation in Medicare and Medicaid, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, expenses, and other data associated with the services provided by home health and hospice providers to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits that may result in adjustments to the amounts determined to be due to us under these reimbursement programs. These audits are used to determine if any under- or over-payments were made to these programs and to set payment levels for future years.
Our Competition
Providers of home health and hospice services include both for-profit and not-for-profit organizations. Our competitors include large home health and hospice providers, as well as publicly traded and privately owned freestanding agencies, facility-based home health agencies, visiting nurse associations and government-owned agencies. In the last three years, national payers have acquired the three largest providers of home health and hospice services in the United States. We are the largest publicly traded standalone home health and hospice organization in the country.
Our primary competition varies from market to market. The primary competitive factors in any given market include the quality and cost of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payers and the acute care hospitals, physicians, and other referral sources in the market, and the regulatory barriers to entry in CON states. Home health providers with scale, which include the other public companies and those integrated with national payers, may have competitive advantages, including professional management, efficient operations, sophisticated information systems, brand recognition, and large referral bases.
Regulation
The healthcare industry is subject to significant federal, state, and local regulations that affect our business by controlling our reimbursement rates, requiring operational licenses or certification, regulating our relationships with physicians and other referral sources, regulating our properties, and controlling our growth. State and local healthcare regulations may cover additional matters such as nurse staffing ratios, healthcare worker safety, marijuana legalization, and medical aid in dying. These laws and regulations are extremely complex, and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation or consistent enforcement approaches. Regulations and policies frequently change, and we monitor these changes through trade and governmental publications and associations.
We have developed a compliance program to help facilitate meeting regulatory and legal requirements applicable to our business. Our compliance program is overseen primarily by our board of directors’ Care, Compliance, & Cybersecurity Committee, whose function is to assist the board in fulfilling its fiduciary responsibilities relating to our regulatory compliance. Our Chief Compliance Officer provides quarterly reports to the Care, Compliance, & Cybersecurity Committee on compliance efforts and related matters. At the management level, we have established an executive compliance committee, chaired by the Chief Compliance Officer; an inter‑departmental compliance operations committee responsible for identifying key compliance risks and mitigation strategies; and an inter‑departmental privacy and security committee that oversees programs and initiatives designed to protect and secure our data and systems. For additional discussion of the regulatory risks associated with our business, see Item 1A, “Risk Factors—Risks Related to Our Business—Other Regulatory Risks.”
Licensure and Certification
Our home health agencies and hospice provider locations are each licensed under applicable law, certified by CMS for participation in the Medicare program, and generally certified by the applicable state Medicaid agencies to participate in those programs.
Certificates of Need
In some states the acquisition of existing agencies or the introduction of new home health and hospice services may be subject to review by and prior approval of state regulatory bodies under a CON law or similar permit of approval. Currently, state health authorities in 11 states where we operate require a CON to establish and operate a home health agency, and state health authorities in 4 states where we operate require a CON to operate a hospice provider. As of December 31, 2025, approximately 31% of our home health and hospice locations are in states that have CON laws.
CON laws require a reviewing authority or agency to determine the public need for additional or expanded healthcare agencies, locations, or services. CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. In any state where we are subject to a CON law, we must obtain such certificate before acquiring, opening, reclassifying, or expanding a home health agency or hospice provider.
False Claims
The federal civil False Claims Act (“FCA”) imposes liability for the knowing presentation of a false claim to the U.S. government and provides for damages equal to three times the actual amount of any overpayments plus additional penalties per claim. Federal civil penalties are adjusted to account for inflation each year. In addition, the FCA allows private persons (“relators”) to file complaints under seal (also known as whistleblower complaints) and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints.

The government and relators may also allege violations of the FCA for the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment (“reverse false claim”). In 2025, CMS implemented updated regulations regarding overpayment reporting requirements, including by incorporating the definition of “knowingly” under the FCA and modifying internal investigation timelines. The government deems identification of the overpayment to occur when a person “knowingly” receives or retains an overpayment, defined to include whenever a person has actual knowledge of the overpayment, acts in deliberate ignorance of the truth or falsity of information regarding overpayment, or acts in reckless disregard of such. By law, a person must report and return the overpayment by the later of 60 days after the date of identification or the date any corresponding cost report is due absent specific enumerated exceptions, including a maximum 180 day deadline suspension for qualifying, timely, good faith investigations.
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
In 2025, the U.S. Department of Justice (“DOJ”) made significant announcements regarding its enforcement priorities. For instance, the DOJ launched the Civil Rights Fraud Initiative, which will utilize the FCA to investigate and pursue claims against recipients of federal funding, such as by way of Medicare payments, that knowingly violate federal civil rights laws. In July 2025, the DOJ and the U.S. Department of Health and Human Services (“HHS”) declared six priority enforcement areas: Medicare Advantage; drug, device, or biologics price; barriers to care; kickbacks related to products; defective medical devices; and manipulation of electronic health records. DOJ enforcement priorities may continue to evolve.
Relationships between Physicians and Other Providers
State and federal laws regulate relationships between physicians and certain healthcare providers. Certain examples material to our business are discussed below.
Anti-Kickback Statute. Federal law prohibits individuals or entities from offering, paying, soliciting, or receiving remuneration to induce referrals of patients for services reimbursed under federal health care programs like the Medicare or Medicaid programs (the “Anti-Kickback Statute”). Violators of the Anti‑Kickback Statute may be subject to civil monetary penalties and damages for improper claims, FCA enforcement, imprisonment, and exclusion from federal health care programs like the Medicare and Medicaid programs. Federal civil penalties are adjusted to account for inflation each year.
The HHS Office of Inspector General (the “HHS-OIG”) has published “safe harbors” that protect certain enumerated practices from enforcement action under the Anti-Kickback Statute, including, without limitation, bona-fide employment relationships, contracts for the rental of space or equipment, and personal service arrangements and management contracts, among others. Protection under a safe harbor requires strict compliance with the elements set forth by federal regulation.
Anti‑Kickback Statute violations can be the basis for other claims and may result in increased scrutiny. Additionally, many states separately enforce state-law anti-kickback prohibitions, which may differ in scope and applicability. State and federal regulators may increase anti-kickback investigation and enforcement efforts across the healthcare industry, including home health and hospice providers, under both the Anti-Kickback Statute and state-law analogues.
Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services,” including, among other things, separately billable physical and occupational therapy, and home health services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing Medicare for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary penalties, FCA enforcement, and exclusion from any federal, state, or other governmental healthcare program. The statute also provides significant penalties for circumvention schemes. Federal civil penalties are adjusted to account for inflation each year.

There are statutory and regulatory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including, without limitation, personal services contracts and leases. However, the Stark law is a strict liability statute, and the requirements of Stark law exceptions are closely scrutinized. Additionally, many states separately enforce state-law anti-self-referral prohibitions and other restrictions on practitioner relationships, such as fee-splitting prohibitions, which limit our ability to form arrangements with practitioners and other persons.
We have carefully structured our relationships to meet one or more exceptions to the Stark law, but the regulations implementing the exceptions are detailed and complex. Additionally, adherence to a safe harbor under the Anti-Kickback Statute does not obviate the need for compliance with the elements applicable to any exception under the Stark law. Government investigation and enforcement efforts under both the Stark law and state-law analogues may increase in the home health industry.
Health Insurance Portability and Accountability Act-Anti-Fraud Regulations
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding criminal provisions for certain healthcare fraud offenses. HIPAA also prohibits certain incentives intended to influence a Medicare or Medicaid beneficiary’s choice of provider. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, an incentive program under which individuals can receive a monetary reward for providing information on Medicare fraud and abuse that leads to the recovery of at least a portion of the Medicare funds. Violating HIPAA may result in civil and criminal penalties. The HHS Office for Civil Rights (“HHS-OCR”) implemented a HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2025, we have not been selected for audit.
Health Insurance Portability and Accountability Act-Administrative Simplification and Privacy
HIPAA and related HHS regulations require the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. HIPAA also regulates the use and disclosure of protected health information (“PHI”), whether communicated electronically, on paper, or orally. The regulations provide patients with significant rights related to understanding and controlling how their health information is used or disclosed and require covered healthcare providers to implement administrative, physical, and technical practices to protect the security of PHI.
The Health Information Technology for Economic and Clinical Health (“HITECH”) Act modified and expanded the privacy and security requirements of HIPAA. The HITECH Act applies certain HIPAA privacy and security requirements directly to business associates of covered entities. The modifications to existing HIPAA requirements included expanded accounting requirements for electronic health records, tighter restrictions on marketing and fundraising, and heightened penalties and enforcement associated with noncompliance.
In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. Increasingly, state governments have implemented comprehensive and health-specific privacy statutes that add an additional layer of compliance complexity. HHS-OIG and other regulators have also increasingly interpreted laws and regulations to increase exposure of healthcare providers to allegations of noncompliance. For additional discussion regarding the risks related to HIPAA compliance, see Item 1A, “Risk Factors—Risks Related to Our Business—Other Operational and Financial Risks,” in this Annual Report.
Civil Monetary Penalties Law
Under the Civil Monetary Penalties Law, HHS may impose civil monetary penalties on healthcare providers for knowingly presenting, or causing to be presented, false or fraudulent claims for reimbursement; knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim for payment under a federal healthcare program; transferring remuneration or offering to transfer remuneration that the provider knows or should know will induce a beneficiary to use a particular provider or service; knowing of an overpayment and failing to report and return such overpayment as required; violating certain federal laws, including the Anti-Kickback Statute or Stark law; hiring or contracting with individuals or entities excluded from federal healthcare programs; or committing certain other acts of misconduct. Failure to comply with the Civil Monetary Penalties Law may result in exclusion from federal healthcare programs such as Medicare and Medicaid in addition to monetary damages. The penalties are adjusted annually by HHS to account for inflation and are subject to further changes.

Governmental Review, Audits, Surveys, and Investigations
Medicare and Medicaid reimbursement claims submitted by healthcare providers, including home health agencies and hospice provider locations, are subject to audit from time to time by governmental payers and their agents, such as MACs that act as fiscal intermediaries for all Medicare billings, auditors contracted by CMS, and insurance carriers, as well as the HHS‑OIG, CMS, and state Medicaid programs.
CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, Recovery Audit Contractors (“RACs”), may receive claims data directly from MACs, for example, on a monthly or quarterly basis, and are authorized to review previously paid claims. RACs are paid on a contingency basis tied to the amount of improper payments the RACs identify. CMS has authorized RACs to conduct complex reviews of medical records associated with home health and hospice reimbursement claims.
CMS also has established contractors known as Uniform Program Integrity Contractors (“UPICs”). These contractors conduct audits with a focus on potential fraud, waste, and abuse issues. Like RACs, UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the DOJ. Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the error. We have, from time to time, received record requests from UPICs which have resulted in claim denials on paid claims and associated refunds of overpayments.
MACs also conduct Targeted Probe and Educate (“TPE”) audits, which are designed to help providers reduce claim denials and appeals with one-on-one education focused on the documentation and coding of the services they provide. Providers with high error rates in their billing practices or providers that bill for items with high error rates nationally can be required to participate in a TPE audit. While the outcome of most TPE audits is improved claims reporting, if providers fail to improve after three rounds of education sessions they will be referred to CMS for next steps which may include prepay review, extrapolation, referral to a RAC, or other action.
The Improving Medicare Post-Acute Care Transformation Act
In October 2014, the Improving Medicare Post-Acute Care Transformation Act (“IMPACT Act”) was signed into law requiring the reporting of standardized patient assessment data for quality improvement, payment, and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including skilled nursing facilities and home health agencies. The IMPACT Act requires PACs to report: (i) standardized patient assessment data at admission and discharge; (ii) quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls and patient preference regarding treatment and discharge; and (iii) resource use measures, including Medicare spending per beneficiary, discharge to community and hospitalization rates of potentially preventable readmissions. Failure to report such data when required could subject a facility to a reduction in market basket prices then in effect.
The IMPACT Act also includes provisions impacting Medicare-certified hospices, including: (i) increasing survey frequency for Medicare-certified hospices to once every 36 months; (ii) imposing a medical review process for facilities with a higher percentage of stays in excess of 180 days; and (iii) updating the annual aggregate Medicare payment cap.
Review Choice Demonstration (“RCD”) for Home Health Services
In 2024, CMS extended the Review Choice Demonstration for home health services for an additional five years in Illinois, Ohio, Texas, North Carolina, Florida, and Oklahoma. RCD is intended to test, among other things, whether pre‑claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care.
We operate agencies in the six RCD states. This demonstration project requires us to incur additional administrative and staffing costs and may impact the timeliness of claims payments.
Human Capital Management
Overview of Our Employees
As of December 31, 2025, we employed approximately 10,800 individuals, none of whom was represented by a labor union.

The increase in demand for clinicians continues to generate pressure in our labor markets. In 2025, our human capital management strategy focused on, among other things, increasing net full‑time nursing and therapy headcount to support Home Health growth and increasing net full-time nursing headcount to support Hospice growth, increasing business development direct selling headcount, leadership development, and employee engagement targeted at reducing turnover and increasing retention. We undertook numerous studies and employee surveys, held conferences and trainings, and implemented other initiatives and programs targeted at recruitment, retention, and engagement. Additionally, turnover reduction goals are embedded into our incentive compensation plans.
Human Capital Objectives
To recruit and retain our employees, we maintain a total rewards program that combines the tangible components of pay and benefits with the intangible components of a culture that encourages learning, development, and a supportive work environment. We focus on the following strategic human capital objectives:
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
Risks Related to the Proposed Merger with Kinderhook
The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
On February 22, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Anchor Parent, LLC (“Parent”), a Delaware limited liability company affiliated with the private equity firm Kinderhook Industries, LLC (“Kinderhook”), and Anchor Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for our acquisition by Kinderhook in an all-cash transaction valued at approximately $1.1 billion (the “Merger”). Completion of the Merger is subject to a number of closing conditions, including (i) obtaining the approval of our stockholders, (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) obtaining consents or the expiration or termination of any applicable waiting periods pursuant to certain other regulatory requirements, (iv) no governmental authority having jurisdiction over any party to the Merger Agreement having issued any order or other action that is in effect (whether temporary, preliminary or permanent) restraining, enjoining or otherwise prohibiting the consummation of the Merger and (v) no applicable law having been adopted that makes consummation of the Merger illegal or otherwise prohibited. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain exceptions) and performance by each party of its respective obligations under the Merger Agreement, including an agreement by us to conduct our business in all material respects in the ordinary course and to comply with certain operating covenants during the period between execution of the Merger Agreement and completion of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, if our board of directors changes its recommendation in favor of the Merger prior to the receipt of stockholder approval. As a result, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial position, results of operations, and cash flows.
The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on the New York Stock Exchange and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a termination fee to Parent of approximately $24.5 million, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to covenants prohibiting us from taking certain actions during such period without the consent of Parent (which consent may not be unreasonably withheld, conditioned or delayed);
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against litigation related to the Merger.
If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business, financial position, results of operations, cash flows and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. Even if the Merger is successfully completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, patients, providers, and payers.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, providers and payers may defer decisions concerning working with us or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our business, financial position, results of operations, and cash flows. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our board of directors or other parties to the Merger Agreement, challenging the Merger or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of any order or other action that is in effect (whether temporary, preliminary or permanent) restraining, enjoining or otherwise prohibiting the consummation of the Merger. As such, if the plaintiffs in such lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.
Risks Related to Our Business
Reimbursement Risks
Reductions or changes in reimbursement rates from government programs, or new government regulations, could adversely affect our Net service revenue and other operating results.
We derive a substantial portion of our Net service revenue from the Medicare program. In addition to reimbursement rate changes resulting from CMS’s annual rulemaking processes, Congress and certain state legislatures periodically propose significant changes in laws and regulations governing the healthcare system, which have resulted in, and may result in future, limitations on increases and, in some cases, significant reductions in the levels of payments to healthcare providers. For example:
•In July 2025, President Trump signed into law the OBBBA, which provided for significant changes to Medicare and Medicaid aimed at reducing overall federal spending, including certain work mandates for Medicaid eligibility. With the pending eligibility changes, enrollees could lose health care coverage, leading to increased demand for more affordable, non‑institutional care options, such as home health and hospice services. The OBBBA also introduced significant financial and operational challenges for the services we provide, however. These challenges include, but are not limited to, reduced Medicaid funding, potential increases in uncompensated care, and semi-annual eligible redeterminations with stricter documentation verification for enrollees.
•Beginning in 2020, PDGM replaced the prior 60-day episode payment methodology with a 30-day payment period and eliminated therapy usage as a factor in setting payments. CMS was required to make assumptions about potential behavior changes caused by the implementation of the 30-day unit of payment and the PDGM. Through 2026, CMS must annually determine the impact on estimated aggregate expenditures of differences between assumed and actual behavior changes and make permanent and temporary increases or decreases to the

30-day payment amount to account for such differences. Applying this methodology, CMS implemented a 3.925%, 2.89%, 1.975%, and 0.9% permanent adjustment reduction to the home health base rate for 2023, 2024, 2025, and 2026, respectively, and implemented a temporary reduction to the home health base rate for 2026 of 2.7%. CMS may make future permanent or temporary adjustments based on analysis of estimated aggregate expenditures, which could significantly impact reimbursement for our services.
•For Medicare providers like us, the 2010 Healthcare Reform Laws provide that CMS will make annual adjustments to Medicare reimbursement rates, commonly known as a “market basket update,” that in recent years has been largely offset by adjustment reductions to the home health base rate. For calendar year 2026, for example, CMS implemented a 1.3% payment update percentage decrease for home health reimbursement rates and, for fiscal year 2026, a 2.6% payment update percentage increase to hospice reimbursement rates, each as compared to 2025 reimbursement rates. There is no assurance that future market basket updates will result in increases, or that such updates will be sufficient to offset increases in operating costs or the effects of other adjustments to the home health or hospice base rates.
•Other federal legislation can also have a significant direct impact on our Medicare reimbursement. For example, the Budget Control Act of 2011 provided for an automatic 2% reduction of Medicare program payments, known as sequestration. In August 2025, the Congressional Budget Office estimated that required limits on spending connected to the OBBBA may result in a 4% sequestration under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). In November 2025, President Trump signed the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, setting the Statutory PAYGO to zero for the year and reducing the risk of such sequestration. Concerns held by federal policymakers about the federal deficit, national debt levels, or healthcare spending specifically, including solvency of the Medicare trust fund, could result in enactment of further federal spending reductions or limitations, further entitlement reform legislation affecting the Medicare program, and further reductions to provider payments. State policymakers may consider similar measures relating to Medicaid in response to potential reductions associated with the OBBBA.
•Each year, MedPAC advises Congress on issues affecting Medicare, including, among others, the HH-PPS and the Hospice payment systems, which can affect the rates we are paid for our services. For example, CMS incorporated some of MedPAC’s recommendations into the PDGM system mandated by the 2018 Budget Act and set out in the 2019 final rule for the HH-PPS. MedPAC has also recommended that, for fiscal year 2026, Congress should reduce the home health base rate by 7% and eliminate the hospice base payment update.
There can be no assurance that the government will not enact future initiatives that result in pricing freezes, reimbursement reductions, or levels of reimbursement increases that are less than the increases we may experience in our costs of operations, which could have material adverse effects on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, “Business—Sources of Revenue—Medicare Reimbursement,” in this Annual Report.
An increase in Medicare Advantage patients and resulting change in our payer mix could adversely affect our Net service revenue or our profitability.
Although the reimbursement rates we receive from traditional Medicare FFS are generally higher than those received from other payers, an increasing percentage of Medicare eligible individuals are choosing to enroll in a Medicare Advantage plan. Medicare Advantage, however, presents a number of challenges with respect to reimbursement rates and collection of fees. Not only do Medicare Advantage and managed care payers generally pay less than Medicare FFS, under Medicare Advantage claims processes we may experience increased bad debt and longer collection cycles for services we provide. Additionally, in May 2025, CMS announced increased audits for Medicare Advantage Plans and deployment of enhanced technology to review medical records of Medicare Advantage patients. These additional audits may affect the claims processing practices of Medicare Advantage plans. For additional discussion of how we are reimbursed by Medicare Advantage payers, see Item 1, “Business - Our Strategy - Create Revenue Opportunities in Medicare Advantage Through Improved Contracts,” in this Annual Report.
As our payer mix shifts to a greater portion of Medicare Advantage patients, our ability to collect higher reimbursement rates will become increasingly difficult, and we may not be able to sufficiently increase the volume of patients to offset the impact. Additionally, as the volume of Medicare Advantage patients continues to increase, any payer negotiations that impact payment rates, narrow the scope of covered services, or increase case management review of services and pricing, as well as any delays in such negotiations, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Efforts to reduce payments to healthcare providers undertaken by third-party payers, conveners, and referral sources could adversely affect our revenues and profitability.
Many third‑party payers are exerting pressure on our industry to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. These efforts include, but are not limited to, lowering payment rates, narrowing the scope of covered services, increasing case management review of services, and negotiating pricing. Our relationships with managed care and non-governmental third‑party payers are generally governed by negotiated agreements. Our Net service revenue and our ability to grow our business with these payers could be adversely affected if we are unable to negotiate and maintain favorable agreements with them.
In addition, CMS’s 2030 goal is for all traditional Medicare and most Medicaid beneficiaries to be in an accountable care relationship. CMS has established several ACO programs, the largest of which is the Medicare Shared Savings Program, a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. While the ACO rules are extremely complex and remain subject to further refinement by CMS, ACOs generally receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are maintained. It is possible, however, that ACOs may seek to reduce costs by discouraging referrals to post-acute care altogether.
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits, and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various federal and state government programs in which third-party firms engaged by CMS, the HHS-OIG, and private payers conduct extensive reviews of claims data and medical and other records to identify potential improper payments. If billing errors are identified in the sample of reviewed claims, these reviewers sometimes extrapolate the billing error to all claims filed, which could result in a larger alleged overpayment than originally identified in the sample. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business, financial position, results of operations, and cash flows. Moreover, an adverse review, audit or investigation could, among other things, result in:
•required refunding or retroactive adjustment of amounts we have been paid by federal or state programs or private payers;
•state or federal agencies imposing fines, penalties, and other sanctions on us;
•loss of our ability to participate in federal programs like Medicare, state programs or one or more private payer networks; and/or
•damage to our business and reputation in various markets.
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
The billing and collection of our accounts receivable is subject to numerous and complex administrative processes and requires a significant amount of time and effort, including, but not limited to, the assessment of patient eligibility, the process of pre-authorization, the recording and collection of provider documentation, the timely and complete submission of claims for reimbursement, the application of cash receipts to patient accounts, the timely response to payer denials, and the conduct of collection activities. Additional administrative processes are also required when patients elect to change their third-party payers, such as when patients switch from Medicare to Medicare Advantage. If we incorrectly estimate our Accounts receivable, net of allowances, or the timing of those collections, it may result in adjustments to our financial statements. Future delays in reimbursement, the future inability to collect aged accounts, or inadequate reserve estimates could have a material impact on our business, financial position, results of operations, or cash flows.
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
Payments made by Medicare to each hospice provider are subject to an inpatient cap amount and an overall payment cap amount, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. If payments made to our hospice providers exceed either of these caps, we may be required to reimburse Medicare for excess payments received. See Item 1, “Business—Sources of Revenues—Hospice,” in this Annual Report. For example, as of December 31, 2025 and 2024, we had accrued approximately $1.9 million and $3.1 million, respectively, for hospice cap exposure. There can be no assurance that future hospice cap exposure will not have a material adverse effect on our business, financial position, results of operations, and cash flows.
Reimbursement from non-governmental payers can be delayed or inaccurate due to internal challenges that may cause financial reporting or liquidity impacts.
The billing and collection of our accounts receivable is subject to the ability of non-governmental payers to timely and accurately pay claims we submit for adjudication. From time to time, these payers can experience delays in timely updating their claims systems for changes made to new contractual arrangements we enter into with them. Additionally, a change in payer ownership can introduce changes to systems and issue resolution and medical review processes. Such changes can further slow or stop our ability to collect on outstanding accounts receivable, leading to potential financial reporting or liquidity impacts on us.
Other Regulatory Risks
The ongoing evolution of the healthcare delivery system, including alternative payment models and VBP initiatives, may significantly affect our business and results of operations.
Government and private payers are increasingly looking for alternative payment models and VBP to contain costs. In May 2025, the Center for Medicare and Medicaid Innovation (“CMMI”) announced its updated strategic approach to alternative payment models and value-based care, including, among other things, exploring additional waivers for ACOs and models focused on lifestyle education and services. CMMI may develop new models that directly affect our business.
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

In recent years, HHS has been studying the feasibility of bundling and episode-based care. CMS’s Bundled Payments for Care Improvement (“BPCI”) Advanced initiative, a voluntary, multi-year bundling program intended to test and evaluate alternative payment methodologies, ended December 31, 2025. The BPCI Advanced initiative covered 29 types of inpatient and three types of outpatient clinical episodes, including stroke and hip fracture, over a 90-day episode period. In January 2026, the Transforming Episode Accountability Model (“TEAM”), a five-year mandatory, episode-based payment model for certain acute care hospitals, will begin, requiring covered acute care hospitals to coordinate care for 30 days following one of five covered procedure episodes, including surgical hip femur fracture treatment. TEAM participants bill Medicare FFS but receive a target price based on certain Medicare items and services. TEAM participants will either, subject to quality performance adjustments, earn payments from CMS or owe payment to CMS depending on whether the participant’s spending is below or above the target price. We may not be able to properly adjust to the end of the BPCI Advanced initiative or the beginning of TEAM, and effects on reimbursement remain uncertain. Additionally, as the number and types of bundling, direct contracting, and ACO models increase, the number of patients who are treated in these models likely increases as well. Our unwillingness or inability to participate in integrated delivery payment and other alternative payment models and the referral patterns of other providers participating in those models may limit our access to patients who would benefit from treatment by home health services.
Government and private payers’ implementation of alternative payment models and VBP requirements could have a material adverse effect on our business. We may not be able to effectively adapt to such changes, or our competitors may be able to adapt more quickly, which would harm our ability to increase our volume of patients and revenue and harm our business, financial position, results of operations, and cash flows.
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
For example, the 2010 Healthcare Reform Laws provide for the expansion of the federal Anti-Kickback Law and the FCA and increased investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the FCA, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. While the initial suspension period may be up to 180 days, it can be extended almost indefinitely if the matter is under investigation by the HHS-OIG or the DOJ. Any such suspension would adversely affect our financial position, results of operations, and cash flows. Some states in which we operate have undertaken, or are considering, similar healthcare reform initiatives.
Shifts in policy in 2025 have increased, and will continue to increase, legislative, regulatory, and enforcement uncertainty in our industry. Recent changes in agency structure and staffing of government subsidized healthcare programs, including Medicare, may affect these programs by changing the number of people enrolled in or eligible for these programs, reducing or delaying funding, changing reimbursement rules or increasing our administrative and compliance costs. Enforcement priorities at both the federal and state level may also shift to align with emerging policy objectives, which may result in scrutiny of practices previously outside the focus of the relevant agencies.
In 2025, the OBBBA made several changes that may decrease the number of persons eligible for Medicaid. For instance, the OBBBA requires states to condition eligibility for Medicaid for certain individuals on demonstration of community engagement after December 31, 2026. This and other provisions in the OBBBA and further legislative or administrative actions at the federal level may impact Net service revenue relating to the Medicaid program or the structure of the Medicaid program at the state level. We cannot predict what legislative or regulatory reforms or changes, if any, will ultimately be enacted or the timing or effect any of those changes or reforms will have on our Net service revenue, financial position, results of operations, and cash flows.
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
•quality of medical care;
•use and maintenance of medical supplies, equipment, and technology;
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
Examples of regulatory changes that can affect our business, beyond direct changes to Medicare reimbursement rates, can be found from time to time in CMS’s annual rulemaking. See Item 1A, “Risk Factors—Risks Related to Our Business—Reimbursement Risks,” in this Annual Report. In addition, the use of sub-regulatory guidance, statistical sampling, and extrapolation by CMS, Medicare contractors, HHS-OIG, and DOJ to deny claims, expand enforcement, and advocate for changes in reimbursement policy increases our risk of experiencing reduced revenue, financial penalties, or significant required changes to our operations.
In 2025, there have been significant shifts in regulatory priorities in the federal government. For instance, the Hospice Special Focus Program (“HSFP”) launched in December 2024, subjecting certain hospices to additional oversight and evaluation on selected quality indicators. On February 14, 2025, CMS announced that implementation of the HSFP had ceased for calendar year 2025. We cannot predict other potential shifts in policy or the continuation of preexisting programs.
Because our business is both highly regulated and dependent on payment from federal programs, failure to comply with applicable laws and regulations could materially and adversely affect us. As stated in Item 1, “Business—Regulation,” we are required to comply with various federal anti-fraud and abuse laws, including the FCA, the federal Anti‑Kickback Statute, the Stark or Physician Self-Referral Law, and Civil Monetary Penalties Law, as well as state laws and regulations. Settlements of alleged violations of applicable regulations or imposed reductions in reimbursements, substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows. Even the assertion of a violation, depending on its nature, could have a material adverse effect upon our stock price or reputation and could cost us significant time and expense to defend.
If any of our home health agencies or hospice provider locations fails to comply with the Medicare enrollment requirements or conditions of participation, that agency could be subject to sanctions or terminated from the Medicare program.
Each of our home health agencies and hospice provider locations must comply with extensive enrollment requirements and conditions of participation for the Medicare program. Failure to comply with applicable requirements may make our agencies ineligible for reimbursement under government healthcare programs such as Medicare and Medicaid. A determination by a regulatory authority that one of our care centers is not in compliance with applicable requirements could also lead to the assessment of fines or other penalties, loss of licensure, exclusion from participation in Medicare and

Medicaid, and the imposition of requirements that the offending agency or provider take corrective action. In addition, Medicare or Medicaid may seek retroactive reimbursement from noncompliant providers or otherwise impose sanctions for noncompliance.
Non-governmental payers often have the right to terminate provider contracts if the provider loses its Medicare or Medicaid certification. Termination of one or more of our care centers from the Medicare or Medicaid program for failure to satisfy the program’s conditions of participation, or the imposition of alternative sanctions, could disrupt operations, require significant attention by management, or have a material adverse effect on our business, financial position, results of operations, and cash flows.
Other Operational and Financial Risks
Pressures relating to downturns in the economy, including increased inflation, could adversely affect our business and consolidated financial statements.
Adverse developments in the United States could lead to a reduction in federal expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business, financial position, results of operations and cash flows. Further, any failure by Congress to complete the federal budget process and fund government operations may result in a federal government shutdown, potentially causing us to incur substantial costs without timely reimbursement under the Medicare program, which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Sustained unfavorable economic conditions could also result in reduced payment rates and could have a material adverse effect on our business, financial position, results of operations, and cash flows. For example, general levels of inflation and specific inflationary pressures that we have experienced in areas such as labor, transportation and medical supplies may continue to persist due to events outside of our control, such as potential pandemic events, supply chain disruptions, and the broader macro-economic environment. During 2023 to 2025, for example, inflation increased throughout the U.S. economy. The sustained or continued rise of inflation may adversely impact our business, financial position, results of operations, and cash flows.
The proper function, availability, and security of our information systems are critical to our business, and failure to maintain them or to protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are required to comply with HIPAA regulations regarding the privacy and security of PHI, as well as state laws that focus on privacy, security, and notification requirements regarding personal information. The HIPAA regulations impose significant requirements on providers regarding how such PHI may be used and disclosed. Third-party vendors or “business associates,” in the event the vendor creates, receives, transmits or maintains PHI on our behalf, are required to comply with substantially the same HIPAA requirements as the healthcare provider. This is accomplished using “Business Associate Agreements” with vendors. Further, the regulations include extensive and complex requirements to establish reasonable and appropriate administrative, technical, and physical safeguards to protect the confidentiality, integrity, and availability of PHI.
We are and will remain dependent on the proper function, availability, and security of our information systems, including systems provided by or hosted by business associates, external contractors, vendors and other businesses with whom we interact. For example, we depend upon our third parties’ information systems and software for patient care, coding, accounting, billing, collections, quality assurance, human resources, payroll and other information considered to be sensitive and/or confidential, including PHI.
We expend capital to protect our information systems and the data maintained within those systems from security breaches, including cyber-attacks, email phishing schemes, malware, and ransomware, and we periodically test the adequacy of our security and disaster recovery measures. We have implemented administrative, technical, and physical controls to prevent unauthorized access to that data, which includes patient information and other sensitive information, but we routinely identify attempts to gain unauthorized access to our systems. We, and third parties whose systems we rely on, have faced such attacks in the past and are likely to face such attacks in the future.

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
Quality of care reporting requirements could adversely affect our business, our referrals, and the Medicare reimbursement we receive.
Clinical quality is becoming increasingly important within our industry. For example, Medicare imposes a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. In addition, VBP under HHVBP may negatively impact Medicare reimbursement for home health providers. Under HHVBP, home health agencies receive increases or decreases to their Medicare FFS payments of up to 5% based on performance against specific quality measures relative to the performance of other home health providers. Performance on these quality measures in a specified year (performance year) impacts payment adjustments in a later year (payment year). CMS may also create a similar plan for hospices in the future.
The focus on alternative payment models and VBP of healthcare services has led to more extensive quality of care reporting requirements. In many cases, our reimbursement is conditioned upon, or qualified by, our satisfaction of CMS quality of care reporting requirements. For example, home health agencies and hospice provider locations are required to submit quality of care data to CMS each year, and failure to comply with these requirements may result in a 2% penalty to our home health agencies reimbursement and 4% for hospices reimbursement.
Additionally, Medicare has established consumer-facing websites, Home Health Compare and Hospice Compare, that present data regarding our performance on certain quality measures compared to state and national averages. Failure to achieve or exceed these averages may affect our ability to generate referrals, which could have a material adverse effect upon our business, financial position, results of operations, and cash flows.
The adoption of additional quality reporting measures will require more time and expense to track and report and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. Currently, for example, CMS requires home health providers to track and submit patient assessment data to support the calculation of quality of care reporting measures. We, like other healthcare providers, are likely to incur additional expenses to comply with changing quality reporting requirements.
There can be no assurance that all our agencies will meet quality performance expectations (including Star ratings) or quality reporting requirements in the future, which may result in one or more of our agencies seeing a reduction in its Medicare reimbursements or patient referral volume. If we fail to attain our goals regarding acute care hospital readmission rates and other quality metrics, we expect our ability to generate referrals and our Medicare reimbursements to be adversely impacted, which could have a material adverse effect upon our business, financial position, results of operations, and cash flows.

We face intense competition for patients from other healthcare providers.
We operate in the highly competitive and fragmented home health and hospice industries. Some of our competitors have greater financial and other resources, advantages of scale and more established presences in their respective communities than we do.
Competing companies may offer newer or different services from those we offer or have better relationships with referring physicians and may thereby attract patients who are presently, or would be candidates for, receiving our services. Other companies, including hospitals and other healthcare organizations that are not currently providing competing services, may expand their services to include home health, hospice care, or similar services. In several states in which we operate, a majority of the Medicare Advantage patients are insured by two large managed care companies that currently offer home health services. The managed care companies have substantial resources and existing relationships with customers, which may serve as a large patient base for their current or future home health services. Competition by these managed care companies in home health services may adversely affect our ability to capture Medicare Advantage volumes.
In addition, from time to time, there are efforts in states with CON laws to weaken those laws, which could potentially increase competition in those states. Conversely, competition and statutory procedural requirements in some CON states may inhibit our ability to expand our operations in those states. For a breakdown of the CON status of the states and territories in which we have operations, see Item 2, “Properties,” in this Annual Report. There can be no assurance current or future competition will not adversely affect our business, financial position, results of operations, or cash flows.
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
Our employees drive to our patients using either company fleet vehicles or personal vehicles. For the company fleet vehicles, we reimburse our employees’ out-of-pocket expenses, including fuel cost, and we reimburse our employees using their personal vehicles for mileage pursuant to an established reimbursement methodology. Fluctuations in fuel prices affect our cost per visit and per patient day, and in an environment of increasing fuel prices, our cost per visit and per patient day can increase due to factors beyond our control. If the costs associated with fuel, repair expenses, and new fleet vehicles continue to rise, our future operations and financial results may be adversely affected, and our profits and profit margins will likely be reduced.
Competition for staffing, shortages of qualified personnel or other factors may increase our staffing costs and reduce profitability.
Our operations depend on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers for qualified personnel responsible for the daily operations of each of our locations. Our ability to attract and retain qualified personnel depends on several factors, including our ability to provide competitive wages and benefits. In some markets, the lack of available medical personnel is a significant operating issue facing all healthcare providers, including us. A shortage may require us to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. A failure to recruit and retain qualified medical personnel could cause the quality of our services to decline or constrain our ability to grow.

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
We depend on the efforts of our senior management. The transition of management, the unforeseen loss or limited availability of the services of any of our executive leaders, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies, which could result in a material adverse impact on our business, financial position, results of operations, and cash flows.
On August 6, 2025, we announced the transition of our Chief Executive Officer (“CEO”), Barb Jacobsmeyer. Failure to successfully manage our CEO transition could adversely impact our business, financial position, and operating results. The change in leadership introduces a retention risk for other members of senior management, and risks the continuity of business initiatives, plans, and strategies through the transition period. If we are unable to execute an orderly transition, our business may be adversely affected.
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
In addition, the various restrictive covenants in our credit agreement could also adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. Further, we are required to maintain compliance with certain financial tests and ratios under the credit agreement. If we become concerned that we may not be in compliance with such financial tests and ratios, we may seek to negotiate a waiver or amendment of the applicable covenant. However, there can be no assurance we will be able to obtain such waiver or amendment on commercially acceptable terms or at all. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests and ratios in the credit agreement.
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
A pandemic, public health catastrophe or other unforeseen event, including natural disasters, could materially impact our operations.
Our operations are vulnerable to disruption from the occurrence of pandemics and other public health catastrophes. For example, future federal, state, or local laws, regulations, orders or other governmental or regulatory actions addressing a pandemic or a future public health catastrophe, including without limitation vaccine mandates, shelter‑in-place orders, and other government-mandated business closures, could limit our ability to operate efficiently and adversely affect our financial condition, results of operations, and cash flows. A pandemic or a future public health catastrophe could also, among other things, exacerbate staffing shortages, increase our costs, decrease institutional referrals, reduce elective health care procedures, restrict in-home visits and visits in assisted living facilities, or reduce patient volumes. Because the majority of our patients have complex medical challenges, they may be more vulnerable than the general public during a pandemic or other public health catastrophe, and our employees are at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. In addition, supply chain disruptions caused by a pandemic or a future public health catastrophe, or by the economic impact of foreign or domestic tariffs, could increase our expenses for necessary equipment, pharmaceuticals, and medical supplies, including without limitation, personal protective equipment. All these potential effects would have a negative impact on our business, financial condition, and operations results.
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

If we fail to maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business, financial condition, results of operations, and cash flows.
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
As of December 31, 2025, we had Goodwill of $855.3 million and Intangible assets, net, of $38.5 million. The net carrying value of Goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date or subsequent impairment date, if applicable. The carrying value of Intangible assets, net, represents the fair value of certificates of need, licenses, noncompete agreements, internal-use software, and other acquired intangibles as of the acquisition date or subsequent impairment date, if applicable, net of accumulated amortization, if applicable. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, and therefore must be evaluated by management at least annually for impairment or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. For example, as a result of the quantitative impairment analysis performed, we recorded impairment charges totaling $44.7 million and $161.7 million for the Home Health reporting unit for the years ended December 31, 2025 and 2024, respectively, and $85.8 million for the Hospice reporting unit for the year end December 31, 2023. Impairments to Goodwill and other intangible assets, net, may also be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples or changes in discount rates based on changes in cost of capital and interest rates.
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
Historically, we selectively pursued strategic acquisitions of, and in some instances joint ventures with, other healthcare providers. Acquisitions remain part of our long-term growth strategy. In both the home health and hospice industries, there is significant competition to acquire companies that have a large number of locations. We may face limitations on our ability to identify sufficient acquisitions or other development targets and to complete those transactions to meet goals.
Any acquisitions, joint ventures and investments, including de novo locations, involve numerous risks, including:
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
We use, and may continue to expand our use of, machine learning and AI technologies to deliver our services and operate our business.
The use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, reputational harm and security risks. It is not possible to predict all the risks related to the use of AI, and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability. The cost of complying with laws and regulations governing AI could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in efforts to further incorporate AI into our processes.
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
Additionally, our business could be negatively affected by the actions of activist stockholders. While we value constructive input from investors and regularly engage in dialogue with our stockholders, responding to actions by activist stockholders can be costly and time‑consuming and divert management’s attention from operations. Activist stockholder activity can create uncertainties as to our future direction and could lead to the perception of a change in the direction of our business or other instability. In such a case, our competitors or other activist stockholders could exploit these uncertainties and perceptions, which could have a material adverse impact on our business, financial position, results of operations, and cash flows.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of Enhabit, which could decrease the trading price of our common stock.
We are party to the Merger Agreement, which will result in a change of control of the Company, if completed. The below anti-takeover provisions are inapplicable to the proposed Merger.
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
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and
•the ability of our directors, and not stockholders, to increase the number of directors constituting our board of directors and to fill vacancies on our board of directors.
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
The Chief Information Officer and our Chief Information Security Officer also serve on management’s Enterprise Risk Committee, along with our executive management team, the Chief Compliance Officer, and internal audit personnel. The Enterprise Risk Committee meets regularly during the year to assess various significant risks—including cybersecurity risks—and receives cybersecurity updates in connection with those assessments and the development and implementation of any risk mitigation plans. Our President and CEO presents the report of the Enterprise Risk Committee quarterly to the full board of directors.
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
ITEM 2. PROPERTIES
We maintain our principal executive office at 6688 N. Central Expressway, Ste. 1300, Dallas, Texas 75206, the lease for which was renewed in March 2023 for an 11 year term. See Note 6, Leases, to the accompanying consolidated financial statements for additional information about the renewal of the lease.

In addition to our principal executive office, as of December 31, 2025, we leased through various consolidated entities 280 locations. Our home health and hospice locations are in the localities served by that business and are subject to relatively small space leases, primarily of 5,000 square feet or less. Those space leases are typically five years or less in term. Our principal executive office and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs.
The following table sets forth information regarding our home health and hospice locations as of December 31, 2025:

State	Home Health Locations	Hospice Locations	Total
Alabama+*	29	27	56
Alaska	1	1	2
Arizona	5	3	8
Arkansas+*	3	2	5
Colorado	6	3	9
Connecticut	1	1	2
Florida	25	—	25
Georgia+	18	5	23
Idaho	7	6	13
Illinois	3	1	4
Indiana	2	1	3
Kansas	4	2	6
Kentucky+	3	—	3
Louisiana	—	2	2
Maryland+	1	—	1
Massachusetts	5	—	5
Mississippi+	9	11	20
Missouri	1	1	2
Montana	4	4	8
Nevada	3	1	4
New Mexico	5	4	9
North Carolina+	6	—	6
Ohio	2	—	2
Oklahoma	17	3	20
Oregon	2	—	2
Pennsylvania	3	—	3
Rhode Island+	1	—	1
South Carolina+*	3	1	4
Tennessee+*	7	1	8
Texas	52	26	78
Utah	5	5	10
Virginia	11	2	13
Washington+*	1	1	2
Wyoming	4	3	7
	249	117	366

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
Holders of Common Stock
As of the close of business on February 26, 2026, approximately 5,300 holders of record held our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
During the three months ended December 31, 2025, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased under our Share Repurchase Plans
October 1 through October 31	—	$—	—	—
November 1 through November 30	3,080	7.99	—	—
December 1 through December 31	49,649	9.65	—	—
	52,729	$9.55	—	—

(1)Represents shares of common stock we repurchased in November and December 2025 to satisfy employee tax-withholding obligations in connections with the vesting of stock‑based compensation awards.
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of stockholders.
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

Comparison of Cumulative Total Stockholder Return
200
150
100
50
0
7/1/2022
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
03/31/25
06/30/25
09/30/25
12/31/25
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
For a comparison of our results of operations for the years ended December 31, 2024 to 2023, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025.
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over 25 years, we have provided care in the low-cost home setting while achieving high-quality clinical outcomes. As of December 31, 2025, our footprint comprised 249 home health and 117 hospice locations across 34 states.
Our operations are principally managed on a services basis and include two operating segments for financial reporting purposes: (i) Home Health; and (ii) Hospice. For additional information about our business and reportable segments, see Item 1, “Business,” Item 1A, “Risk Factors,” “—Segment Results of Operations,” and Note 14, Segment Reporting, to the accompanying consolidated financial statements in this Annual Report.

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
We expect the United States’ aging population will continue to increase long-term demand for our services, which we believe will help us grow our Home Health and Hospice volumes. While we treat patients of all ages, most of our patients are 65 and older, and, due to the growth of this segment of the U.S. population, the number of Medicare enrollees is expected to continue to grow approximately 3% per year. More specifically, the average age of our home health patients and hospice patients is approximately 76 and 83, respectively. We believe the growing percentage of seniors experiencing chronic conditions will result in higher utilization of home health services in the future as patients require more care to support these conditions.
Due to the continued national enrollment increases in Medicare Advantage plans by Medicare beneficiaries, we expect the volume of third-party payers to shift and evolve. For example, in the year ended December 31, 2024, Medicare Advantage patients accounted for 23.0% of our revenue as compared to 23.9% for the year ended December 31, 2025.
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

Suppliers may pass along rising costs to us in the form of higher prices. In addition, we have experienced higher prices for our medical supplies as a result of inflation and other factors. Our supply chain efforts and our continual focus on monitoring and actively managing medical supplies and pharmaceutical costs have enabled us to mitigate the effect of increased pricing related to supplies and other operating expenses over the past few years. However, we cannot predict the magnitude of future cost increases.
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
Recent Developments
2026 Credit Agreement
On February 26, 2026, the Company entered into an amended and restated credit agreement (the “2026 Credit Agreement”) that consists of a $315.0 million senior secured term loan A facility (the “2026 Term Loan A Facility”) and a $160.0 million senior secured revolving credit facility (the “2026 Revolving Credit Facility” and together with the 2026 Term Loan A Facility, the “2026 Credit Facilities”). The 2026 Credit Facilities mature on February 26, 2031. See Note 8, Long-Term Debt for additional information.
Merger Agreement
As previously disclosed, on February 22, 2026, we entered into the Merger Agreement with Parent and Merger Sub, providing for our acquisition by Kinderhook. If the Merger is completed, our stockholders will be entitled to receive $13.80 in cash for each share of common stock they hold as of the effective time of the Merger. The Merger is expected to close in the second quarter of 2026, subject to customary closing conditions, including approval by our stockholders and the receipt of certain regulatory approvals. See Note 17, Subsequent Events, to the accompanying consolidated financial statements for additional information regarding the Merger.
The consummation of the Merger remains subject to the satisfaction or, to the extent permitted under the Merger Agreement, waiver by each of us, Parent and Merger Sub, of closing conditions, including, but not limited to, stockholder approval. Our board of directors has approved the Merger Agreement and the transactions contemplated thereby.
If the Merger is consummated, our common stock will no longer be publicly listed and traded on the New York Stock Exchange, our common stock will be deregistered under the Exchange Act, we will no longer file periodic reports with the SEC and existing stockholders will cease to have any ownership interest in the Company.

Results of Operations
Our consolidated results of operations for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,			Percentage Change
(in millions, except percentages)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net service revenue	$1,060.0	$1,034.8	$1,046.3	2.4%	(1.1)%
Cost of service, excluding depreciation and amortization	540.2	530.8	535.6	1.8%	(0.9)%
Gross margin, excluding depreciation and amortization	519.8	504.0	510.7	3.1%	(1.3)%
General and administrative expenses	433.5	425.9	441.6	1.8%	(3.6)%
Depreciation and amortization	22.5	31.5	30.9	(28.6)%	1.9%
Impairment of goodwill	44.7	161.7	85.8	(72.4)%	88.5%
Impairment of intangible assets	3.0	—	—	N/A	N/A
Operating income (loss)	16.1	(115.1)	(47.6)	114.0%	(141.8)%
Interest income	0.2	—	—	N/A	N/A
Interest expense and amortization of debt discounts and fees	34.0	42.9	43.0	(20.7)%	(0.2)%
Other (income) expense	(19.1)	—	(0.2)	N/A	(100.0)%
Income (loss) before income taxes and noncontrolling interests	1.4	(158.0)	(90.4)	100.9%	(74.8)%
Provision for (benefit from) income taxes	4.0	(4.0)	(11.4)	200.0%	64.9%
Net income (loss)	(2.6)	(154.0)	(79.0)	98.3%	(94.9)%
Less: Net income attributable to noncontrolling interests	2.0	2.2	1.5	(9.1)%	46.7%
Net income (loss) attributable to Enhabit, Inc.	$(4.6)	$(156.2)	$(80.5)	97.1%	(94.0)%
The following table sets forth our consolidated results as a percentage of Net service revenue:

	Year Ended December 31,
	2025	2024	2023
Cost of service, excluding depreciation and amortization	51.0%	51.3%	51.2%
General and administrative expenses	40.9%	41.2%	42.2%
Depreciation and amortization	2.1%	3.0%	3.0%
Interest expense and amortization of debt discounts and fees	3.2%	4.1%	4.1%
Net Service Revenue. For the year ended December 31, 2025, Net service revenue increased 2.4% compared to the prior year due to increased revenue in Hospice of 17.2% partially offset by decreased Home Heath segment revenues of 1.3%. See “—Segment Results of Operations.”
Cost of Service, Excluding Depreciation and Amortization. For the year ended December 31, 2025, Cost of service, excluding depreciation and amortization, increased 1.8% compared to the prior year due to increased Cost of service, excluding depreciation and amortization of 10.8% in the Hospice segment partially offset by decreased Cost of service, excluding depreciation and amortization of 0.4% in the Home Health segment.
Cost of service, excluding depreciation and amortization, represents the cost of operating our business, which primarily consists of payroll and related benefits, travel, supplies, including pharmacy for Hospice patients, and lease costs for our locations.

General and Administrative Expenses. For the year ended December 31, 2025, General and administrative expenses increased 1.8% compared to the prior year primarily due to annual merit increases in the fourth quarter and increased incentive compensation partially offset by cost savings initiatives and lower benefit related expenses.
Depreciation and Amortization. For the year ended December 31, 2025, Depreciation and amortization decreased compared to the prior year due to a number of intangible assets, including licenses and non-compete agreements, reaching the end of their useful lives in 2024.
Impairment of Goodwill. For the year ended December 31, 2025, Impairment of goodwill resulted from impairment charges to reduce the carrying value of our Home Health reporting unit to its fair value. See Note 7, Goodwill and Other Intangible Assets, Net, to the accompanying consolidated financial statements for additional information.
Impairment of Other Intangible Assets. For the year ended December 31, 2025, Impairment of other intangible assets resulted from the impairment of a portion of our certificates of need.
Interest Expense and Amortization of Debt Discounts and Fees. For the year ended December 31, 2025, Interest expense and amortization of debt discounts and fees decreased compared to the prior year primarily due to a lower average borrowing level under our credit facilities and lower average interest rates. See “—Liquidity and Capital Resources” within this Item 5.
Provision For (Benefit From) Income Taxes. Our effective tax rate in 2025 was 285.7% compared to an effective tax rate of 2.5% in 2024. The difference in the rate is primarily attributable to a larger rate impact from permanent differences attributable to the impairment of goodwill in 2025. See Note 11, Income Taxes, to the accompanying consolidated financial statements, and “—Critical Accounting Estimates.”
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure of our financial performance. Management believes Adjusted EBITDA assists investors in comparing our operating performance across operating periods on a consistent basis by excluding items we do not believe are indicative of our operating performance.
We calculate Adjusted EBITDA as Net income (loss) adjusted to exclude (i) interest expense, net and amortization of debt discounts and fees, (ii) provision for or benefit from income taxes, (iii) depreciation and amortization, (iv) gains or losses on disposal or impairment of assets or goodwill, (v) stock‑based compensation, (vi) net income attributable to noncontrolling interests, and (vii) unusual or nonrecurring items not typical of ongoing operations.
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

The following table reconciles Net income (loss) to Adjusted EBITDA for the years ended December 31, 2025, 2024, and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(2.6)	$(154.0)	$(79.0)
Interest expense, net and amortization of debt discounts and fees	33.8	42.9	43.0
Provision for (benefit from) income taxes	4.0	(4.0)	(11.4)
Depreciation and amortization	22.5	31.5	30.9
(Gain) loss on disposal of assets	(19.1)	(0.7)	(0.3)
Impairment of goodwill	44.7	161.7	85.8
Impairment of intangible assets	3.0	—	—
Stock-based compensation	16.6	11.7	8.9
Net income attributable to noncontrolling interests	(2.0)	(2.2)	(1.5)
Unusual or nonrecurring items not typical of ongoing operations	7.6	13.2	21.2
Adjusted EBITDA	$108.5	$100.1	$97.6
Unusual or nonrecurring items in the year ended December 31, 2025 include: (i) restructuring activities and severance costs; (ii) third-party legal fees associated with the suit Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. and pending in the Chancery Court of Delaware, and in which the Company has asserted claims for breach of fiduciary duty, aiding and abetting, and usurpation of corporate opportunity arising from actions involving its former officers; and (iii) third-party legal and advisory fees related to shareholder, non-shareholder and other matters, and merger and acquisition activities. Unusual or nonrecurring items in the year ended December 31, 2024 include: (i) third-party legal and advisory fees related to shareholder activism; (ii) third‑party legal and advisory fees related to the strategic review process that concluded in May 2024; (iii) certain third‑party legal fees associated with the Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. lawsuit referenced above; and (iv) costs related to severance.
For additional information, see “—Results of Operations” and “—Segment Results of Operations.”
Segment Results of Operations
Our segment and consolidated Net service revenue for the years ended December 31, 2025, 2024, and 2023 is provided in the table below.

	Year Ended December 31,
	2025		2024		2023
(in millions, except percentages)	$ Amount	% of Consolidated Revenue	$ Amount	% of Consolidated Revenue	$ Amount	% of Consolidated Revenue
Home Health segment net service revenue	$813.8	76.8%	$824.8	79.7%	$850.1	81.2%
Hospice segment net service revenue	246.2	23.2%	210.0	20.3%	196.2	18.8%
Consolidated net service revenue	$1,060.0	100.0%	$1,034.8	100.0%	$1,046.3	100.0%
Net Service Revenue. For the year ended December 31, 2025, Net service revenue increased 2.4% compared to the prior year due to increased revenue in Hospice of 17.2% partially offset by decreased Home Heath segment revenues of 1.3%. See “—Segment Results of Operations.”
For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”) to Income (loss) before income taxes and noncontrolling interests, see Note 14, Segment Reporting, to the accompanying consolidated financial statements.

Home Health
During the years ended December 31, 2025, 2024, and 2023, our Home Health segment derived its Net service revenue from the following payer sources:

	Year Ended December 31,
	2025	2024	2023
Medicare	55.9%	58.8%	65.6%
Medicare Advantage	31.1%	28.8%	23.4%
Managed Care	11.5%	11.1%	9.5%
Medicaid	0.9%	1.1%	1.4%
Other	0.6%	0.2%	0.1%
Total	100.0%	100.0%	100.0%
The decline in Medicare revenue as a percentage of our Home Health Net service revenue and corresponding increase in Medicare Advantage revenue is primarily the result of continued national enrollment increases in Medicare Advantage plans by Medicare beneficiaries.
Additional information regarding our Home Health segment’s operating results for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,			Percentage Change
(in millions, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net service revenue:
Medicare	$455.2	$484.6	$557.4	(6.1)%	(13.1)%
Non-Medicare	350.8	331.2	283.0	5.9%	17.0%
Private duty(1)	7.8	9.0	9.7	(13.3)%	(7.2)%
Home Health net service revenue	813.8	824.8	850.1	(1.3)%	(3.0)%
Cost of service, excluding depreciation and amortization	426.5	428.2	439.0	(0.4)%	(2.5)%
Gross margin, excluding depreciation and amortization	387.3	396.6	411.1	(2.3)%	(3.5)%
General and administrative expenses	237.3	235.4	240.6	0.8%	(2.2)%
Other income	—	—	(0.2)	N/A	(100.0)%
Equity earnings and noncontrolling interests	1.5	1.8	1.4	(16.7)%	28.6%
Home Health Segment Adjusted EBITDA(2)	$148.5	$159.4	$169.3	(6.8)%	(5.8)%

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

	Year Ended December 31,			Percentage Change

(actual amounts)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Medicare:
Admissions	91,603	96,502	106,805	(5.1)%	(9.6)%
Recertifications	62,687	66,692	78,113	(6.0)%	(14.6)%
Completed episodes	153,036	162,761	185,414	(6.0)%	(12.2)%
Average daily census	19,605	20,447	23,597	(4.1)%	(13.3)%
Visits	2,114,926	2,351,316	2,715,380	(10.1)%	(13.4)%
Visits per episode	13.8	14.4	14.6	(4.2)%	(1.4)%
Revenue per episode	$2,974	$2,977	$3,006	(0.1)%	(1.0)%
Non-Medicare:
Admissions	132,599	120,850	100,643	9.7%	20.1%
Recertifications	56,915	55,729	51,767	2.1%	7.7%
Average daily census	22,181	20,540	18,253	8.0%	12.5%
Visits	2,249,095	2,239,048	2,020,714	0.4%	10.8%
Total:
Admissions	224,202	217,352	207,448	3.2%	4.8%
Same-store total admissions growth				3.1%	4.5%
Recertifications	119,602	122,421	129,880	(2.3)%	(5.7)%
Same-store total recertifications growth				(2.3)%	(5.9)%
Average daily census	41,786	40,987	41,850	1.9%	(2.1)%
Visits	4,364,021	4,590,364	4,736,094	(4.9)%	(3.1)%
Visits per episode	13.4	14.2	14.6	(5.6)%	(2.7)%
Cost per visit	$97.7	$93.0	$91.0	5.1%	2.2%
Revenue per patient day	$53.4	$55.0	$55.7	(2.9)%	(1.3)%
Cost per patient day	$28.0	$28.6	$28.7	(2.1)%	(0.3)%
Expenses as a % of Net Service Revenue

	Year Ended December 31,
	2025	2024	2023
Cost of service, excluding depreciation and amortization	52.4%	51.9%	51.6%
General and administrative expenses	29.2%	28.5%	28.3%
Net Service Revenue. The decrease in Home Health Net service revenue for the year ended December 31, 2025 as compared to the prior year of 1.3% is due to a decrease in unit revenue per patient day of 2.9% primarily related to the growth in our non-Medicare patients, partially offset by an increase in average daily census in Home Health of 1.9%.
Segment Adjusted EBITDA. The decrease in Home Health Segment Adjusted EBITDA of 6.8% for the year ended December 31, 2025 as compared to the prior year resulted primarily from the decrease in Net service revenue of 1.3% as discussed above, partially offset by decreased Cost of service, excluding depreciation and amortization of 0.4% attributable to improved clinical staff productivity in 2025. Home Health segment General and administrative expenses increased 0.8% as compared to the prior year due to annual merit increases in the fourth quarter of 2023 and 2024.

Hospice
During the years ended December 31, 2025, 2024, and 2023, our Hospice segment derived its Net service revenue from the following payer sources:

	Year Ended December 31,
	2025	2024	2023
Medicare	98.2%	98.3%	97.1%
Managed care	1.1%	1.7%	2.5%
Medicaid	0.7%	—%	0.4%
Total	100.0%	100.0%	100.0%
Additional information regarding our Hospice segment’s operating results for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,			Percentage Change
(in millions, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Hospice net service revenue	$246.2	$210.0	$196.2	17.2%	7.0%
Cost of service, excluding depreciation and amortization	113.7	102.6	96.6	10.8%	6.2%
Gross margin, excluding depreciation and amortization	132.5	107.4	99.6	23.4%	7.8%
General and administrative expenses	72.2	65.5	63.4	10.2%	3.3%
Equity earnings and noncontrolling interests	0.5	0.4	0.1	25.0%	300.0%
Hospice Segment Adjusted EBITDA(1)	$59.8	$41.5	$36.1	44.1%	15.0%

	Year Ended December 31,			Percentage Change

(actual amounts)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Total:
Admissions	12,586	12,025	11,713	4.7%	2.7%
Same-store total admissions growth				4.6%	0.5%
Patient days	1,454,421	1,304,878	1,256,081	11.5%	3.9%
Discharged average length of stay	104	105	108	(1.0)%	(2.8)%
Average daily census	3,985	3,565	3,441	11.8%	3.6%
Revenue per patient day	$169.3	$160.9	$156.2	5.2%	3.0%
Cost per patient day	$78.2	$78.6	$76.9	(0.5)%	2.2%

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
Expenses as a % of Net Service Revenue

	Year Ended December 31,
	2025	2024	2023
Cost of service, excluding depreciation and amortization	46.2%	48.9%	49.2%
General and administrative expenses	29.3%	31.2%	32.3%

Net Service Revenue. The increase in Hospice Net service revenue for the year ended December 31, 2025 as compared to the prior year of 17.2% was due to an increase in average daily census of 11.8%, as we continue to see the benefits of the maturing case management model and improved unit revenue per patient day of 5.2% on improved Medicare reimbursement rates, compared to the prior year.
Segment Adjusted EBITDA. The increase in Hospice Segment Adjusted EBITDA of 44.1% for the year ended December 31, 2025 as compared to the prior year primarily resulted from the increase in Net service revenue of 17.2% discussed above with Cost of service, excluding depreciation and amortization, higher by 10.8% to support revenue growth, partially offset by improved clinical staff productivity with a decrease in cost per patient day of 0.5%. Hospice General and administrative expenses increased 10.2% due to increased selling-related and back office support expenses to support revenue growth.
Liquidity and Capital Resources
Our principal uses of cash include the funding of working capital requirements, servicing our debt, funding capital expenditures and supporting de novo locations. See “—Contractual Obligations” for more information about our material cash requirements from our contractual obligations at December 31, 2025.
As of December 31, 2025 and 2024, we had $43.6 million and $28.4 million, respectively, in Cash and cash equivalents. These amounts exclude $1.9 million in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which our joint venture partner requested, and we agreed, the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and Restricted Cash, to the accompanying consolidated financial statements. As of December 31, 2025, we also had $92.5 million available to us under the Revolving Credit Facility, as discussed below. For additional information regarding our debt, see Note 8, Long-Term Debt, to the accompanying consolidated financial statements and “—Quantitative and Qualitative Disclosures about Market Risk.”
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2025, 2024, and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$70.7	$51.2	$48.4
Net cash provided by (used) in investing activities	16.7	(2.4)	(5.3)
Net cash used in financing activities	(72.2)	(48.3)	(40.5)
Increase in cash, cash equivalents, and restricted cash	$15.2	$0.5	$2.6
Operating Activities. The increase in Net cash provided by operating activities for the year ended December 31, 2025 as compared to the prior year resulted primarily from the decrease in the net loss and changes in working capital.
Investing Activities. The increase in Net cash provided by (used) in investing activities for the year ended December 31, 2025 as compared to the prior year resulted primarily from the sale of an investment. During the year ended December 31, 2024, Net cash provided by (used) in investing activities primarily resulted from purchases of property and equipment.
Financing Activities. The increase in Net cash used in financing activities for the year ended December 31, 2025 as compared to the prior year resulted primarily from an increase in net repayments of debt in 2025.

Contractual Obligations
Our consolidated contractual obligations as of December 31, 2025 are as follows (in millions):

	Total	Current	Long-Term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations(1)	$328.7	$20.0	$308.7
Revolving credit facility	115.0	—	115.0
Interest on long-term debt(2)	77.4	25.8	51.6
Finance lease obligations(1)	4.9	2.5	2.4
Operating lease obligations(3)	62.0	15.5	46.5
Purchase obligations(4)	68.4	40.9	27.5
Total	$656.4	$104.7	$551.7

(1)We lease automobiles under finance leases for our clinicians. Amounts include interest portion of future minimum finance lease payments. For more information, see Note 6, Leases, to the accompanying consolidated financial statements.
(2)Interest on long-term debt was calculated using the rate for the credit facilities as of December 31, 2025.
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
Our capital expenditures include costs associated with computer hardware and licensing software we utilize to run our business, as well as leasehold improvements. During the years ended December 31, 2025 and 2024, we made capital expenditures for property and equipment of $4.9 million and $3.8 million, respectively. During 2026, we expect to spend approximately $5 million for maintenance capital expenditures. Actual amounts spent will be dependent upon the timing of projects for our business.
As of December 31, 2025, we do not have any material off-balance sheet arrangements.
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
The collection of outstanding receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to the increasing complexities of documentation requirements by payers and claims reviews conducted by MACs or other contractors.
The table below shows a summary of our total Accounts receivable, net of allowances, as of December 31, 2025 and 2024. Information on the concentration of total patient accounts receivable by payer class can be found in Note 1, Summary of Significant Accounting Policies—Accounts Receivable, Net of Allowances, to the accompanying consolidated financial statements.

	As of December 31,
(in millions)	2025	2024
Current
0 – 30 Days	$98.6	$92.5
31 – 60 Days	13.8	16.6
61 – 90 Days	10.9	8.9
91 – 120 Days	4.8	6.1
120 + Days	15.9	25.1
Current accounts receivable, net of allowances	144.0	149.2
Noncurrent patient accounts receivable, net of allowances	0.5	0.5
Accounts receivable, net of allowances	$144.5	$149.7
Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payer mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include payment denials by payers as a result of increasing complexities of documentation requirements, pre- and post-payment claim reviews by our respective MACs, and reimbursement claims audits by governmental or other payers and their agents. As of December 31, 2025 and 2024, the amount of our patient accounts receivable representing denials that were under review or audit in excess of reserves established for such denials was $0.6 million and $1.2 million, respectively, in our Home Health segment and $1.2 million and $1.5 million, respectively, in our Hospice segment. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting Policies—Net Service Revenue and —Accounts Receivable, Net of Allowances, to the accompanying consolidated financial statements.

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
If, based on our qualitative assessment, we were to believe we must perform the quantitative goodwill impairment test, we would determine the fair value of the applicable reporting unit using generally accepted valuation techniques including equal weighting of the income approach and the market approach. We would validate our estimates under the income approach by reconciling the estimated fair value of the reporting units determined under the income approach to our market capitalization and estimated fair value determined under the market approach. Values from the income approach and market approach would then be evaluated and weighted to arrive at the estimated aggregate fair value of the reporting units.
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
Based on the sensitivity analysis performed at December 31, 2025 by reporting unit, it was determined that, assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 and 100 basis point increase in the discount rate assumption would result in decreases in the fair value of approximately $15 million for both Home Health and Hospice reporting units. We based our fair value estimates on assumptions management believed to be reasonable but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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
The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income we will ultimately generate in the future, as well as other factors. A high degree of judgment can be required to determine the extent a valuation allowance should be provided against deferred tax assets. Due to the pretax losses we have generated in recent years, we recorded a valuation allowance of $14.1 million in 2024. This negative evidence is more objectively verifiable than other subjective evidence, such as our projections for future growth and improvements in profitability. On a quarterly basis, we assess all available positive and negative evidence, and we recognize only the portion of our deferred tax assets that are more likely than not to be realized. The amount of the valuation allowance may be adjusted in future periods in the event of changes to these factors. This valuation allowance was reduced to $12.2 million in 2025. The reduction is primarily attributable to provisions of the OBBBA.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of
December 31, 2025, our primary variable rate debt outstanding related to $115.0 million in advances under our Revolving Credit Facility and $330.0 million under our Term Loan A Facility.
Assuming outstanding balances were to remain the same a 1% increase in interest rates would result in an incremental negative cash flow of $4.5 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $4.5 million over the next 12 months.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2025, based on criteria in Internal Control – Integrated Framework (2013) issued by COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On December 4, 2025, Julie D. Jolley, the Company’s Executive Vice President of Home Health, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 5,586 shares of the Company’s common stock over a period ending on March 10, 2026, subject to certain conditions.
No other director or Section 16 officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
51

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of stockholders and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of stockholders and is incorporated herein by reference.

52

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:
1.Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Income for the Years Ended December 31, 2025, 2024, and 2023, Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023, Consolidated Balance Sheets as of December 31, 2025 and 2024, Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023 and Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Enhabit, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Enhabit, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim Goodwill Impairment Assessment – Home Health Reporting Unit
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s goodwill balance was $855.3 million as of December 31, 2025, and the goodwill associated with the Home Health reporting unit was $637.5 million. Absent any triggering events, management tests goodwill for impairment at least annually, as of October 1. During the fourth quarter of 2025, management identified a potential impairment triggering event and performed a quantitative analysis. Based on the quantitative analysis, the Company recorded an impairment charge of $44.7 million to reflect a decrease in the carrying value of the Home Health reporting unit. Management estimated the fair value of the reporting unit using both the income approach and market approach. Fair value under the income approach was determined by management discounting to present value the estimated future cash flows of the reporting unit. Significant assumptions are incorporated by management into the discounted cash flow analysis, such as estimates of revenue growth rates, timing of de novo location openings, forecasted operating margins, the weighted average cost of capital, and the terminal growth rate. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation and amortization, from other businesses that are similar to the reporting unit and an implied control premium.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Home Health reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Home Health reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, forecasted operating margins, the weighted average cost of capital, and the terminal growth rate used in the income approach and the market multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) and implied control premium used in the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Home Health reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Home Health reporting unit; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, forecasted operating margins, the weighted-average cost of capital, and the terminal growth rate used in the income approach and the market multiples of EBITDA and implied control premium used in the market approach. Evaluating management’s assumptions related to revenue growth rates and forecasted operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Home Health reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the weighted average cost of capital, terminal growth rate, market multiples of EBITDA, and implied control premium assumptions.
Valuation of Accounts Receivable, Net of Allowances for Implicit Price Concessions
As described in Note 1 to the consolidated financial statements, the Company’s accounts receivable balance, net of allowances was $144.0 million as of December 31, 2025, of which a majority relates to accounts receivable, net of allowances for implicit price concessions. Accounts receivable, net of allowances, from services rendered are reported at their estimated transaction price, which takes into account price concessions based on the amounts expected to be due from payers including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation programs, employers, and patients. Management estimates the value of accounts receivable, net of allowances, based upon historical experience and other factors, including an aging of accounts receivable, evaluation of expected adjustments, past adjustments, and collection experience in relation to amounts billed, current contract and reimbursement terms, shifts in payers and other relevant information. The evaluation of these factors involves complex, subjective judgments impacting the determination of the implicit price concession assumption.
The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable, net of allowances for implicit price concessions is a critical audit matter are (i) the significant judgment by management when developing the estimate of accounts receivable, net of allowances for implicit price concessions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of accounts receivable, net of allowances for implicit price concessions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of accounts receivable, net of allowances for implicit price concessions. These procedures also included, among others (i) testing management’s process for developing the estimate of accounts receivable, net of allowances for implicit price concessions; (ii) testing the completeness and accuracy of underlying data used in the estimate; (iii) evaluating the historical accuracy of management’s estimate of accounts receivable, net of allowances for implicit price concessions by performing a retrospective comparison to actual cash collections; and (iv) performing a comparison of the remaining uncollected accounts receivable balance as of a date subsequent to year end to expected future cash collections based on the Company’s historical collection patterns.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 4, 2026
We have served as the Company’s auditor since 2021.

ENHABIT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Net service revenue	$1,060.0	$1,034.8	$1,046.3
Cost of service, excluding depreciation and amortization	540.2	530.8	535.6
General and administrative expenses	433.5	425.9	441.6
Depreciation and amortization	22.5	31.5	30.9
Impairment of goodwill	44.7	161.7	85.8
Impairment of intangible assets	3.0	—	—
Operating income (loss)	16.1	(115.1)	(47.6)
Interest income	0.2	—	—
Interest expense and amortization of debt discounts and fees	34.0	42.9	43.0
Other (income) expense	(19.1)	—	(0.2)
Income (loss) before income taxes and noncontrolling interests	1.4	(158.0)	(90.4)
Provision for (benefit from) income taxes	4.0	(4.0)	(11.4)
Net income (loss)	(2.6)	(154.0)	(79.0)
Less: Net income attributable to noncontrolling interests	2.0	2.2	1.5
Net income (loss) attributable to Enhabit, Inc.	$(4.6)	$(156.2)	$(80.5)

Weighted average common shares outstanding:
Basic	50.8	50.2	49.9
Diluted	50.8	50.2	49.9

Earnings (loss) per common share:
Basic earnings (loss) per share attributable to Enhabit, Inc. common stockholders	$(0.09)	$(3.11)	$(1.61)
Diluted earnings (loss) per share attributable to Enhabit, Inc. common stockholders	$(0.09)	$(3.11)	$(1.61)
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$(2.6)	$(154.0)	$(79.0)
Other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $0.1, $0.1, and $0.1, respectively	0.2	0.3	0.2
Total other comprehensive income (loss)	0.2	0.3	0.2
Comprehensive loss including noncontrolling interests	(2.4)	(153.7)	(78.8)
Less: Comprehensive income attributable to noncontrolling interests	2.0	2.2	1.5
Comprehensive loss attributable to Enhabit, Inc.	$(4.4)	$(155.9)	$(80.3)
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$43.6	$28.4
Restricted cash	1.9	1.9
Accounts receivable, net of allowances	144.0	149.2
Prepaid expenses and other current assets	16.1	13.2
Total current assets	205.6	192.7
Property and equipment, net	15.5	17.7
Operating lease right-of-use assets	49.8	52.8
Goodwill	855.3	900.0
Intangible assets, net	38.5	58.1
Other long-term assets	2.4	4.7
Total assets	$1,167.1	$1,226.0
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$22.3	$22.8
Current portion of operating lease liabilities	12.6	12.3
Accounts payable	9.2	6.7
Accrued payroll	40.4	37.1
Other current liabilities	41.8	47.3
Total current liabilities	126.3	126.2
Long-term debt, net of current portion	426.0	492.6
Long-term operating lease liabilities, net of current portion	39.1	41.8
Deferred income tax liabilities	11.5	11.5
Other long-term liabilities	0.1	—
Total liabilities	603.0	672.1
Commitments and contingencies (See Note 13)
Redeemable noncontrolling interests	5.0	5.0
Stockholders’ equity:
Preferred stock, $0.10 par value; 1,500,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 51,195,035 and 50,589,768 shares issued; and 50,723,245 and 50,369,917 shares outstanding as of December 31, 2025 and 2024, respectively	0.5	0.5
Capital in excess of par value	443.6	426.6
Accumulated other comprehensive loss	—	(0.2)
Retained earnings	93.7	98.3
Treasury stock, at cost, 471,790 and 219,851 shares as of December 31, 2025 and 2024, respectively	(3.8)	(1.7)
Total Enhabit, Inc. stockholders’ equity	534.0	523.5
Noncontrolling interests	25.1	25.4
Total stockholders’ equity	559.1	548.9
Total liabilities and stockholders’ equity	$1,167.1	$1,226.0
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Number of Treasury Shares Outstanding	Treasury Stock	Noncontrolling Interests	Total
(in millions)	Shares	Amount
December 31, 2022	50.1	$0.5	$406.9	$(0.7)	$335.0	—	$—	$28.4	$770.1
Net income (loss)	—	—	—	—	(80.5)	—	—	1.5	(79.0)
Other comprehensive income (loss), net of tax	—	—	—	0.2	—	—	—	—	0.2
Distributions declared	—	—	—	—	—	—	—	(2.9)	(2.9)
Stock-based compensation expense	—	—	8.9	—	—	—	—	—	8.9
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	(0.1)	—	—	—	—	0.1	(0.6)	—	(0.6)
Issuance of common stock pursuant to omnibus incentive plan	0.1	—	—	—	—	—	—	—	—
December 31, 2023	50.1	0.5	415.8	(0.5)	254.5	0.1	(0.6)	27.0	696.7
Net (loss) income	—	—	—	—	(156.2)	—	—	2.2	(154.0)
Other comprehensive income, net of tax	—	—	—	0.3	—	—	—	—	0.3
Distributions declared	—	—	—	—	—	—	—	(3.8)	(3.8)
Stock-based compensation expense	—	—	10.8	—	—	—	—	—	10.8
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	(0.1)	—	—	—	—	0.1	(1.1)	—	(1.1)
Issuance of common stock pursuant to omnibus incentive plan	0.4	—	—	—	—	—	—	—	—
December 31, 2024	50.4	0.5	426.6	(0.2)	98.3	0.2	(1.7)	25.4	548.9
Net (loss) income	—	—	—	—	(4.6)	—	—	2.0	(2.6)
Other comprehensive income, net of tax	—	—	—	0.2	—	—	—	—	0.2
Distributions declared	—	—	—	—	—	—	—	(2.3)	(2.3)
Stock-based compensation expense	—	—	17.0	—	—	—	—	—	17.0
Restricted stock forfeited, including forfeitures due to net share settlement of income taxes	(0.3)	—	—	—	—	0.3	(2.1)	—	(2.1)
Issuance of common stock pursuant to omnibus incentive plan	0.6	—	—	—	—	—	—	—	—
December 31, 2025	50.7	$0.5	$443.6	$—	$93.7	0.5	$(3.8)	$25.1	$559.1
The accompanying notes are an integral part of these consolidated financial statements.

ENHABIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2.6)	$(154.0)	$(79.0)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	22.5	31.5	30.9
Amortization of debt related costs	1.5	1.5	2.1
Gain on sale of investment	(19.2)	—	—
Impairment of goodwill	44.7	161.7	85.8
Impairment of intangible assets	3.0	—	—
Stock-based compensation	16.6	11.7	8.9
Deferred income taxes	—	(5.7)	(11.6)
Other, net	0.4	(0.6)	(0.4)
Changes in assets and liabilities, net of acquisitions —
Accounts receivable, net of allowances	5.2	15.5	(14.6)
Prepaid expenses and other assets	(2.3)	3.1	19.1
Accounts payable	2.6	(1.0)	3.8
Accrued payroll	3.7	(2.3)	3.0
Other liabilities	(5.4)	(10.2)	0.4
Net cash provided by operating activities	70.7	51.2	48.4
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(2.8)
Purchases of property and equipment, including capitalized software costs	(4.9)	(3.8)	(3.5)
Proceeds from sale of investment	21.0	—	—
Other	0.6	1.4	1.0
Net cash provided by (used) in investing activities	16.7	(2.4)	(5.3)
Cash flows from financing activities:
Principal payments on term loan facility	(20.0)	(20.0)	(20.0)
Payments on revolving credit facility	(45.0)	(20.0)	(10.0)
Principal payments under finance lease obligations	(2.7)	(3.6)	(3.4)
Debt issuance costs	—	—	(3.2)
Distributions paid to noncontrolling interests of consolidated affiliates	(2.3)	(3.7)	(3.2)
Other	(2.2)	(1.0)	(0.7)
Net cash used in financing activities	(72.2)	(48.3)	(40.5)
Increase in cash, cash equivalents, and restricted cash	15.2	0.5	2.6
Cash, cash equivalents, and restricted cash at beginning of year	30.3	29.8	27.2
Cash, cash equivalents, and restricted cash at end of year	$45.5	$30.3	$29.8
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
See also Note 8, Long-Term Debt.
Basis of Presentation and Consolidation. The consolidated financial statements include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which the Company exercises control, and, when applicable, entities in which the Company has a controlling financial interest.
Reclassification. Certain prior period balances have been reclassified to conform to the current period presentation in the audited consolidated financial statements. The reclassifications did not have any effect on the Company’s financial position, results of operations, or cash flows.
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
Use of Estimates and Assumptions. The preparation of Enhabit’s consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (i) estimates of net transaction prices to be collected for services and related revenue adjustments; (ii) fair value of acquired assets and assumed liabilities in business combinations; (iii) asset impairments, including goodwill; (iv) depreciable lives of assets; (v) useful lives of intangible assets; (vi) economic lives and fair value of leased assets; (vii) fair value of stock-based compensation; (viii) fair value of derivative instruments; (ix) reserves for self-insured healthcare plans; (x) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks; and (xi) income taxes. Future events and their effects cannot be predicted with certainty; accordingly, Management’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of Enhabit’s consolidated financial statements will change as new events

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluation, as considered necessary. Actual results could differ from those estimates.
Net Service Revenue. Net service revenue by payer source and segment is as follows (in millions):

	Home Health			Hospice			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Medicare	$455.2	$484.6	$557.4	$241.8	$206.5	$190.5	$697.0	$691.1	$747.9
Medicare Advantage	253.0	237.9	199.2	—	—	—	253.0	237.9	199.2
Managed care	93.6	91.1	80.9	2.8	3.5	5.0	96.4	94.6	85.9
Medicaid	7.4	9.4	11.8	1.5	—	0.7	8.9	9.4	12.5
Other	4.6	1.8	0.8	0.1	—	—	4.7	1.8	0.8
Total	$813.8	$824.8	$850.1	$246.2	$210.0	$196.2	$1,060.0	$1,034.8	$1,046.3
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
The Centers for Medicare and Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information concerning an overpayment, fraud, or willful misrepresentation. If CMS suspects payments are being made as the result of fraud or willful misrepresentation, CMS may suspend payment at any time without providing prior notice to the Company. The initial suspension period is limited to 180 days; however, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General or the United States Department of Justice. Therefore, management is unable to predict if or when the Company may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact the Company’s financial position, results of operations, and cash flows.

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
Enhabit is subject to certain Medicare regulations affecting outlier revenue if its patient care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenues received by each provider during a cost reporting year. Management has reviewed the potential cap. Adjustments to the transaction price for the outlier cap were not material as of December 31, 2025, 2024, and 2023.
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
Hospice Revenues
Medicare revenues for Hospice are recognized and recorded on an accrual basis using the input method based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The performance obligation is the rendering of services to the patient during each day that he or she is on hospice care. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payer or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the Medicare Administrative Contractors. Adjustments to the transaction price for these caps were $0.2 million, $1.4 million and zero for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Accounts receivable, net of allowances, are concentrated by type of payer. The concentration of patient service accounts receivable by payer class, as a percentage of total patient service Accounts receivable, net of allowances, is as follows:

	As of December 31,
	2025	2024
Medicare	62.1%	63.9%
Managed care and other discount plans, including Medicare Advantage	32.4%	28.1%
Medicaid	4.8%	7.1%
Other	0.7%	0.9%
Total	100.0%	100.0%
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

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Subsequent adjustments to accounts receivable determined to be the result of an adverse change in the payer’s ability to pay are recognized as provision for credit losses. The majority of what historically was classified as provision for credit losses under operating expenses is now treated as an implicit price concession factored into the determination of Net service revenue discussed above. As of December 31, 2025 and 2024, the allowance for credit losses was $1.2 million and $0.9 million, respectively. See Note 4, Accounts Receivable, Net of Allowances, for additional information.
Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets include $6.7 million and $6.8 million, and $5.7 million and $5.6 million of other prepaid expenses and prepaid property and casualty insurance, as of December 31, 2025 and 2024, respectively.
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

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
The Company tests goodwill for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit-specific operating results, as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for its reporting units and perform a quantitative test as of the measurement date of the test. Management assesses qualitative factors in the Home Health and Hospice reporting units to determine whether it is necessary to perform the quantitative impairment test. If, based on this qualitative assessment, management believes the quantitative goodwill impairment test must be performed, management would estimate the fair value of the reporting units using generally accepted valuation techniques including the equal weighting of income approach and the market approach. Fair value under the income approach is determined by discounting to present value the estimated future cash flows of each reporting unit. Significant assumptions are incorporated into the discounted cash flow analysis, such as estimates of revenue growth rates, timing of de novo location openings, forecasted operating margins, the weighted average cost of capital, and terminal growth rates. Fair value under the market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation and amortization, from other businesses that are similar to each reporting unit and implied control premiums. Changes in general economic and market conditions impacting these assumptions could result in goodwill impairment charges in future periods. When the Company disposes of a home health or hospice provider location, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual value. As of December 31, 2025, no finite useful lived intangible assets has an estimated residual value. Management reviews these assets for impairment whenever events or changes in circumstances indicate the Company may not be able to recover the asset’s carrying amount.
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

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
recorded for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interest holders’ balance.
Accrued Other Expenses. Accrued other expenses include $9.5 million and $13.5 million, $4.4 million and $6.7 million, $6.0 million and $6.6 million, and $7.1 million and $5.5 million of accrued expenses related to hospice‑related costs, legal fees, workers’ compensation, and medical insurance costs, as of December 31, 2025 and 2024, respectively.
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

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$5.0	$5.0	$5.2
Distribution to noncontrolling interests	—	—	(0.2)
Balance at end of period	$5.0	$5.0	$5.0

	Year Ended December 31,
	2025	2024	2023
Net income attributable to nonredeemable noncontrolling interests	$2.0	$2.2	$1.5
Net income attributable to noncontrolling interests	$2.0	$2.2	$1.5
Stock-Based Payments. Enhabit employees participate in the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan (the “2022 Plan”) and the 2025 Equity and Incentive Compensation Plan (the “2025 Plan”). Enhabit has stockholder‑approved stock-based compensation plans that provide for the granting of stock-based compensation to certain Company employees. All stock-based payments to employees are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the applicable requisite service period. Stock‑based compensation is included within General and administrative expenses on the Consolidated Statements of Income. See Note 9, Stock-Based Payments, for more information.
Advertising Costs. Costs of print, radio, television, and other advertisements are expensed as incurred. Advertising expenses, primarily included in General and administrative expenses within the accompanying Consolidated Statements of Income, were immaterial in each of the years ended December 31, 2025, 2024, and 2023.
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

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
Derivative Instrument. Enhabit is exposed to certain risks arising from both the Company’s business operations and economic conditions. Management managed economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of debt funding and, until its maturity on October 20, 2025, the use of an interest rate swap agreement. The interest rate swap agreement was a derivative financial instrument used to manage differences in the amount, timing, and duration of known or expected cash payments principally related to the Company’s borrowings.
Enhabit’s objectives in using an interest rate derivative were to add stability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily used an interest rate swap as part of its interest rate risk management strategy. An interest rate swap designated as a cash flow hedge involved the receipt of variable amounts from a counter party in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” the derivative was recorded in the Consolidated Balance Sheets as either an asset or a liability measured at fair value. The change in the fair value of the derivative designated and that qualify as a cash flow hedge is recorded on the Consolidated Balance Sheet in Accumulated other comprehensive loss, net of tax, and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. For the year ended December 31, 2025, such a derivative was used to hedge certain variable cash flows associated with existing variable-rate debt, until its maturity in October 2025.
See Note 12, Derivative Instrument, for more information.
Earnings (Loss) per Common Share. The following table sets forth the computation of diluted weighted average common shares outstanding for the years ended December 31, 2025, 2024, and 2023 (in millions). A total of 0.3 million, 0.3 million and 0.3 million options to purchase Enhabit’s shares and 2.7 million, 2.1 million and 1.7 million restricted stock awards and restricted stock units were excluded from the diluted weighted average common shares outstanding for the years ended December 31, 2025, 2024, and 2023, respectively, because their effects were anti-dilutive.

	Year Ended December 31,
	2025	2024	2023
Weighted average common shares outstanding:
Basic	50.8	50.2	49.9
Dilutive effect of options and restricted stock units	—	—	—
Diluted common shares outstanding	50.8	50.2	49.9
Recently Issued Accounting Standards Not Yet Adopted. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income—Expense Disaggregation Disclosures.” This standard requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Improvements to Interim Financial Statement Disclosures.” This ASU introduces new requirements and clarifies existing guidance related to the presentation and disclosure of interim financial information. The amendments are intended to enhance the transparency and consistency of interim financial reporting by requiring additional disclosures regarding significant events or transactions that occur between annual reporting periods, as well as more detailed information about changes in estimates, accounting policies, and unusual or infrequent items. ASU 2025-11 is effective for public business entities for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively to all interim periods presented after the effective date. The amendments may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”. This ASU is part of the FASB’s ongoing efforts to clarify, correct, and improve the ASC to ensure consistency and ease of application. The amendments in ASU 2025-12 do not create new accounting requirements but instead provide technical corrections, clarifications, and minor improvements to a variety of topics throughout the codification of the ASC. These changes may include updates to references, wording, or examples to better align with existing guidance and to remove inconsistencies. ASU 2025-12 is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires disaggregated income tax disclosures on the effective tax rate reconciliation and income taxes paid. The Company retrospectively adopted this standard as of December 31, 2025. See Note 11, Income Taxes, for more information.
2.Business Combinations
Enhabit did not complete any acquisitions during the years ended December 31, 2025 and 2024. The Company completed one acquisition during the year ended December 31, 2023 for a total purchase price of $3.1 million using cash on hand. This acquisition was not material to Enhabit’s consolidated financial statements. The Company accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired locations from the date of acquisition. Assets acquired, liabilities assumed, and noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: an income approach using primarily discounted cash flow techniques for the noncompete and license intangible assets and an income approach utilizing the relief-from-royalty method for the trade name intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. All goodwill recorded reflects management’s expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends.
3.Variable Interest Entities
As of December 31, 2025, 2024, and 2023 Enhabit consolidated two joint venture entities that are VIEs and of which the Company is the primary beneficiary. The Company’s ownership percentages in these entities range from 60% to 90% as of December 31, 2025. Through partnership and management agreements with or governing these entities, Enhabit

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
manages these entities and handles all day-to-day operating decisions. Accordingly, management has the decision-making power over the activities that most significantly impact the economic performance of the VIEs and the Company has an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit the Company from using the assets of the VIEs to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in Enhabit’s Consolidated Balance Sheets, are as follows (in millions):

	As of December 31,
	2025	2024
Assets
Current Assets
Restricted cash	$1.7	$1.4
Accounts receivable, net of allowances	1.3	2.1
Total current assets	3.0	3.5
Operating lease right-of-use assets	—	0.1
Goodwill	12.4	12.4
Intangible assets, net	0.6	0.7
Total assets	$16.0	$16.7

	As of December 31,
	2025	2024
Liabilities
Current Liabilities:
Current operating lease liabilities	$—	$0.1
Accrued payroll	0.2	0.2
Other current liabilities	0.7	0.9
Total current liabilities	0.9	1.2
Other long-term liabilities	—	0.1
Total liabilities	$0.9	$1.3
4.Accounts Receivable, Net of Allowances
Accounts receivable, net of allowances, consists of the following (in millions):

	As of December 31,
	2025	2024
Current patient accounts receivable	$144.0	$149.2
Noncurrent patient accounts receivable included within Other long-term assets	0.5	0.5
Current and noncurrent accounts receivable, net of allowances	$144.5	$149.7

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
5.Property and Equipment
Property and equipment, net, consists of the following (in millions):

	As of December 31,
	2025	2024
Leasehold improvements	$4.0	$3.2
Vehicles	26.8	26.8
Furniture, fixtures, and equipment	50.4	42.7
	81.2	72.7
Less: Accumulated depreciation and amortization	(65.7)	(55.0)
Property and equipment, net	$15.5	$17.7
The amount of depreciation expense is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$3.4	$4.2	$4.3
6.Leases
The Company leases office space, vehicles, and equipment under operating and finance leases with non-cancelable terms generally expiring at various dates through 2035. These operating and finance leases generally have one- to eleven‑year terms. Certain leases also include options to purchase the leased property.
The components of lease costs are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost:
General and administrative expenses	$20.9	$20.7	$20.5
Finance lease cost:
Amortization of right-of-use assets	2.5	3.4	3.1
Interest on lease liabilities	0.4	0.4	0.2
Total finance lease cost	2.9	3.8	3.3
Total lease cost	$23.8	$24.5	$23.8

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Supplemental Consolidated Balance Sheet information related to leases is as follows (in millions):

		As of December 31,
	Classification	2025	2024
Assets
Operating lease	Operating lease right-of-use assets	$49.8	$52.8
Finance lease(1)	Property and equipment, net	7.7	11.0
Total leased assets		$57.5	$63.8

Liabilities
Current Liabilities:
Operating lease	Current portion of operating lease liabilities	$12.6	$12.3
Finance lease	Current portion of long-term debt	2.3	2.8
Noncurrent liabilities
Operating lease	Long-term operating lease liabilities, net of current portion	39.1	41.8
Finance lease	Long-term debt, net of current portion	2.3	4.6
Total leased liabilities		$56.3	$61.5

(1)    Finance lease assets are recorded net of accumulated amortization of $19.2 million and $21.3 million as of December 31, 2025 and 2024, respectively.

	As of December 31,
	2025	2024
Weighted Average Remaining Lease Term
Operating lease	5.2 years	5.5 years
Finance lease	2.1 years	2.9 years
Weighted Average Discount Rate
Operating lease	6.8%	6.9%
Finance lease	5.8%	5.7%
Maturities of lease liabilities as of December 31, 2025 are as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases	Total Leases
2026	$15.5	$2.5	$18.0
2027	13.5	2.1	15.6
2028	9.9	0.3	10.2
2029	6.7	—	6.7
2030	4.7	—	4.7
2031 and thereafter	11.7	—	11.7
Total lease payments	62.0	4.9	66.9
Less: Interest portion	(10.3)	(0.3)	(10.6)
Total lease liabilities	$51.7	$4.6	$56.3

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.0	$14.4	$16.0
Operating cash flows from finance leases	$0.4	$0.5	$0.2
Financing cash flows from finance leases	$2.7	$3.6	$3.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12.6	$11.0	$31.6
Finance leases	$0.1	$5.5	$3.8
7.Goodwill and Other Intangible Assets, Net
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2025 and 2024 (in millions):

	Home Health	Hospice	Consolidated
Goodwill as of December 31, 2023	$843.9	$217.8	$1,061.7
Impairment	(161.7)	—	(161.7)
Goodwill as of December 31, 2024	682.2	217.8	900.0
Impairment	(44.7)	—	(44.7)
Goodwill as of December 31, 2025	$637.5	$217.8	$855.3
Goodwill decreased because of the impairment charges recorded for the years ended December 31, 2025 and 2024.
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
We conducted our annual impairment test at October 1, 2025 and during the fourth quarter of 2025 identified a potential impairment triggering event and determined a quantitative analysis should be performed. The triggering event was the release of the 2026 final rule for home health, which included a net negative home health payment update. Based on the

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
quantitative analysis performed in the fourth quarter of 2025, Enhabit recorded an impairment charge of $44.7 million to reflect a decrease in the carrying value of the Home Health reporting unit. Due to sustained positive performance in the Hospice reporting unit in 2025, its fair value exceeded its carrying value with adequate headroom as of December 31, 2025.
Management estimated the fair value of the reporting units using equal weighting of the income approach and market approach. The assumptions used in the income approach incorporate several significant estimates and judgments, including the revenue growth rates, timing of de novo location openings, forecasted operating margins, the weighted average cost of capital, and terminal growth rates. The market approach utilizes the guideline public company methodology, which uses valuation indicators, including market multiples of earnings before interest, taxes, depreciation, and amortization, from other businesses that are similar to each reporting unit and implied control premiums.
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
As of December 31, 2025 and 2024, Goodwill included consolidated accumulated impairment charges of $401.2 million and $356.5 million, respectively.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The following table provides information regarding other Intangible assets, net (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2025	$85.8	$(66.3)	$19.5
2024	$89.2	$(58.6)	$30.6
Licenses:
2025	$129.5	$(112.4)	$17.1
2024	$131.2	$(107.1)	$24.1
Noncompete agreements:
2025	$14.8	$(14.0)	$0.8
2024	$15.1	$(13.5)	$1.6
Trade names:
2025	$7.4	$(7.4)	$—
2024	$7.6	$(7.6)	$—
Internal-use software:
2025	$32.3	$(31.2)	$1.1
2024	$32.1	$(30.3)	$1.8
Total intangible assets:
2025	$269.8	$(231.3)	$38.5
2024	$275.2	$(217.1)	$58.1
Amortization expense for other intangible assets is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$16.6	$23.9	$23.5

The Company performs its annual impairment test for indefinite-lived assets in the fourth quarter, or more frequently if triggering events occur. During the fourth quarter of 2025, management identified two certificates of need, with a total value of $3.0 million, that no longer held value due to its long-term growth assumptions within the associated geographic areas of these assets. These changes in assumptions resulted in the Company recognizing a non-cash impairment charge of $3.0 million for the year ended December 31, 2025, to reduce the carrying value of the intangible assets to fair value.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
8.Long-Term Debt
Long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2025	2024
Credit Agreement—
Term loan A facility	$328.7	$348.0
Advances under revolving credit facility	115.0	160.0
Finance lease obligations	4.6	7.4
Total debt	448.3	515.4
Less: Current portion	(22.3)	(22.8)
Long-term debt, net of current portion	$426.0	$492.6
The following chart shows scheduled principal payments due on long-term debt for the next five years (in millions):

Year Ending December 31,	Amount
2026	$22.3
2027	427.0
2028	0.3
2029	—
Gross maturities	449.6
Less unamortized debt issuance costs(1)	(1.3)
Total	$448.3

(1)     These unamortized debt issuance costs do not include $1.0 million of unamortized debt costs associated with the Revolving Credit Facility that are not netted against the outstanding borrowings, and instead are included in non current assets.
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

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
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
As of December 31, 2025, amounts drawn under both the Term Loan A Facility and the Revolving Credit Facility had an interest rate of 6.1%. On October 20, 2022, Enhabit entered into an interest rate swap to manage the Company’s exposure to interest rate movements for a portion of the Term Loan A Facility. The interest rate swap had a $200.0 million notional value and a maturity date of October 20, 2025. Beginning in October 2022, the Company received the one-month SOFR and paid a fixed rate of interest of 4.3%. See also Note 12, Derivative Instrument.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
The carrying amounts and estimated fair values for long-term debt are presented in the following table (in millions):

	As of December 31,
	2025		2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Term loan A facility	$328.7	$325.5	$348.0	$345.3
Advances under revolving credit facility	$115.0	$115.0	$160.0	$160.0
Finance lease obligations	$4.6	$4.6	$7.4	$7.4
Fair values for long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements.
In February 2026, the Company entered into an amended and restated credit agreement (the “2026 Credit Agreement”) that consists of a $315.0 million senior secured term loan A facility (the “2026 Term Loan A Facility”) and a $160.0 million senior secured revolving credit facility (the “2026 Revolving Credit Facility” and together with the 2026 Term Loan A Facility, the “2026 Credit Facilities”). The 2026 Credit Facilities mature on February 26, 2031. The 2026 Credit Facilities refinance by amendment and restatement the Credit Facilities. Interest on the loans under the 2026 Credit Facilities is calculated by reference to the SOFR or an alternative base rate, plus an applicable interest rate margin. The Company may voluntarily prepay outstanding loans under the 2026 Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The 2026 Credit Facilities contain customary mandatory prepayments, including with respect to proceeds from certain asset sales and incurrences of indebtedness.
On February 26, 2026, the Company drew the full $315.0 million of the 2026 Term Loan A Facility and $110.0 million on the 2026 Revolving Credit Facility. Cash on hand and the net proceeds of $425.0 million were used to repay amounts outstanding under the Credit Facilities.
The 2026 Term Loan A Facility amortizes by an amount per annum equal to 7.5% of the outstanding principal amount thereon as of the closing date, payable in equal quarterly installments, with the balance being payable on February 26, 2031. The 2026 Revolving Credit Facility provides the ability to borrow and obtain letters of credit, which is subject to a $40.0 million sublimit. Obligations under the 2026 Credit Facilities are guaranteed by the Guarantors, subject to certain exceptions. Borrowings under the 2026 Credit Facilities are secured by first priority liens on substantially all the assets of Enhabit and the Guarantors, subject to certain exceptions. The 2026 Credit Facilities contain representations and warranties, affirmative and negative covenants, and events of default customary for secured financings of this type, including limitations with respect to liens, fundamental changes, indebtedness, restricted payments, investments, and affiliate transactions, in each case, subject to a number of important exceptions and qualifications.
Enhabit’s forecasted results indicate the Company will continue to be in compliance with the financial covenants through a period of one year from the issuance date of the December 31, 2025 financial statements. Management cannot guarantee the Company will be in compliance with the financial covenants for each reporting period through a period of one year from the issuance date of the December 31, 2025 financial statements. As of December 31, 2025, Enhabit was in compliance with the financial covenants under the Credit Facilities. Management continually evaluates the Company’s expected compliance with the covenants described above and takes all appropriate steps to proactively renegotiate such covenants when appropriate.
9.Stock-Based Payments
In 2022 the Company adopted the Enhabit, Inc. 2022 Omnibus Performance Incentive Plan (the “2022 Plan”), under which employees and non-employee directors could be granted stock options, stock appreciation rights, stock awards, performance stock units (“PSUs”), restricted stock, dividend equivalents, restricted stock units (“RSUs”), other stock-based awards and cash awards. This incentive plan provides for the issuance of up to an aggregate of 7 million shares of the

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Company's common stock in stock-based compensation awards. Awards granted under the plan vest over the awards’ requisite service periods, which are typically three years.
In June 2025, the Company adopted the Enhabit, Inc. 2025 Equity and Incentive Compensation Plan (“the 2025 Plan”) under which employees and non-employee directors could be granted stock options rights or appreciation rights, restricted stock, RSUs, performance shares or performance units, dividend equivalents, and other stock-based awards and cash awards. This incentive plan provides for the issuance of up to an aggregate of 3,300,000 shares of common stock, minus (i) as of the effective date, one share of common stock for every one share of common stock subject to an award under the predecessor plan after April 29, 2025 and before the effective date, plus (ii) the shares of common stock that are subject awards granted under this plan or the predecessor plan that are added (or, added back, as applicable) to the aggregate number of shares of common stock available under either plan. The 2025 Plan became effective as of June 26, 2025, when it was approved by the shareholders of the Company.
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
No stock options were granted during the years ended December 31, 2025 and 2024. The grant date fair value of stock options granted during the year ended December 31, 2023 was estimated at the grant date using the Black-Scholes option‑pricing model with the following weighted average assumptions:

Year Ended December 31,
2023
Expected volatility	53.0%
Risk-free interest rate	4.1%
Expected life (years)	6.0
Dividend yield	—%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. Volatility was estimated using the historical value of Enhabit’s peer group for a period of time commensurate with the expected term of the option. The risk‑free interest rate was the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. The expected term was estimated using the simplified method outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin 120. The dividend yield is zero. Enhabit recognizes forfeitures for all award types as they occur. Under the Black-Scholes option-pricing model, the weighted average grant date fair value per share of employee stock options was $8.35 for the year ended December 31, 2023.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
A summary of stock option activity for the year ended December 31, 2025 is as follows:

(shares in thousands)	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2024	286.3	$24.44
Granted	—	—
Expirations	—	—
Outstanding, December 31, 2025	286.3	24.44	4.8	—
Exercisable, December 31, 2025	265.0	$25.17	4.6	$—
The Company recognized approximately $0.2 million, $0.3 million, and $0.4 million of compensation expense related to stock options for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was no unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2 months. No options were exercised during the years ended December 31, 2025, 2024, and 2023. The total fair value of stock options vested during the years ended December 31, 2025, 2024, and 2023 was $0.3 million, $0.4 million, and $0.3 million, respectively.
Restricted Stock Awards
A summary of RSA activity for the year ended December 31, 2025 is as follows:

(shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2024	202.6	$23.26
Granted	—	—
Vested	(129.0)	23.52
Forfeited	(7.7)	23.47
Nonvested shares at December 31, 2025	65.9	$22.74
The Company recognized $1.3 million, $2.1 million, and $3.0 million of stock-based compensation related to RSAs for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $0.7 million of unrecognized compensation expense related to unvested RSAs. This cost is expected to be recognized over a weighted average period of 6 months. There were no RSAs granted in the year ended December 31, 2025. The total fair value of RSAs vested during the years ended December 31, 2025, 2024, and 2023 was $3.0 million, $1.9 million, and $4.2 million, respectively.
Restricted Stock Units
The RSUs granted in 2025 were service-based and performance-based awards. These awards generally vest over a three-year requisite service period. The fair value of the RSU was determined by the closing price of Enhabit’s common stock on the grant date for the free cash flow performance condition and the Monte Carlo simulation model for the total shareholder return performance condition. The performance-based RSUs will vest in an amount between zero and 200% of the target units granted based on two criteria, (i) total shareholder return over the three-year period ending December 31, 2027 as compared to a designated peer group, and (ii) free cash flow generated by the Company over a two‑year period ending December 31, 2026. The total shareholder return performance condition represents 40% of the total 2025 performance-based RSU award, and the free cash flow performance condition represents 60% of the total 2025 performance-based RSU award.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
A summary of RSU activity for the year ended December 31, 2025 is as follows:

	Service Based		Performance Based
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2024	951.5	$12.28	973.5	$12.12
Granted	1,068.8	8.27	796.3	9.95
Performance factor adjustment	—	—	37.1	(1.34)
Vested	(845.4)	12.05	(344.1)	10.50
Forfeited	(118.5)	9.96	(168.4)	11.57
Nonvested shares at December 31, 2025	1,056.4	$8.67	1,294.4	$10.90
The Company recognized $15.4 million, $8.3 million, and $5.5 million of stock-based compensation related to RSUs for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $5.5 million of unrecognized compensation expense related to unvested service-based RSUs. This cost is expected to be recognized over a weighted average period of 20 months. As of December 31, 2025, there was $7.6 million of unrecognized compensation expense related to performance-based RSUs. This cost is expected to be recognized over a weighted average period of 23 months. The total compensation expense ultimately recognized for the performance-based RSUs will depend on the outcome of the free cash flow performance condition upon vesting of the award. The weighted average grant-date fair value per share of service-based RSUs granted was $8.27, $8.94, and $12.84 during the years ended December 31, 2025, 2024, and 2023, respectively. The total fair value of service-based RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $10.2 million, $7.1 million, and $4.1 million, respectively. The total fair value of performance-based RSUs vested during the year ended December 31, 2025 was $3.6 million.
Of the $17.0 million of stock-based compensation disclosed above, approximately $1.0 million represents RSUs issued in 2025 for 2024 discretionary bonus awards. Additionally, Enhabit has accrued $0.6 million of stock-based compensation for discretionary bonus awards with service inception dates in 2025 that will be granted in 2026. There is no unamortized expense associated with the awards.
The total tax benefit recognized for all stock-based compensation was $2.1 million, $1.1 million, and $0.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
10.Employee Benefit Plans
Substantially all employees are eligible to enroll in Company-sponsored healthcare plans, including coverage for medical and dental benefits. Enhabit’s primary healthcare plans are national plans administered by third-party administrators. The Company is self-insured for these plans. During 2025, 2024, and 2023, costs associated with these plans, net of amounts paid by employees and stop-loss recoveries, approximated $49.7 million, $46.9 million, and $48.1 million, respectively. As of December 31, 2025 and 2024, medical insurance accruals of $7.1 million and $5.5 million, respectively, are included in Other current liabilities in the Consolidated Balance Sheets.
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
Employer contributions to the HHSP approximated $2.2 million, $2.3 million, and $2.3 million in 2025, 2024, and 2023, respectively. In 2025, 2024, and 2023, approximately $0.3 million, $0.2 million, and $0.4 million, respectively, from forfeited accounts were used to fund the matching contributions in accordance with the terms of the HHSP.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
11.Income Taxes
The significant components of Provision for (benefit from) income taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$3.8	$1.4	$0.2
State and other	0.2	0.3	—
Total current expense	4.0	1.7	0.2
Deferred:
Federal	(0.2)	(5.4)	(9.3)
State and other	0.2	(0.3)	(2.3)
Total deferred benefit	—	(5.7)	(11.6)
Total income tax (benefit) expense related to continuing operations	$4.0	$(4.0)	$(11.4)
A reconciliation of differences between the U.S. federal statutory tax rate and Enhabit’s effective tax rate is presented below:

	Year Ended December 31,
	2025		2024		2023
Tax at U.S. federal statutory rate	$0.3	21.0%	$(33.2)	21.0%	$(19.0)	21.0%
State and local income tax, net of federal (national) income tax effect(1)	0.4	28.6%	0.1	(0.1)%	(1.9)	2.1%
Effect of changes in tax laws or rates enacted in the current period	(4.2)	(300.0)%	—	—%	—	—%
Tax credits
General business credit - IRC section 38	(0.5)	(35.7)%	—	—%	—	—%
Changes in valuation allowances	2.3	164.3%	11.7	(7.4)%	—	—%
Nontaxable or nondeductible items
Impairment of goodwill	4.5	321.4%	16.2	(10.2)%	8.3	(9.2)%
Stock-based compensation	1.5	107.1%	1.3	(0.8)%	1.1	(1.2)%
Noncontrolling interest	(0.4)	(28.6)%	(0.5)	0.3%	(0.3)	0.4%
Other	0.1	7.6%	0.4	(0.3)%	0.4	(0.5)%
Effective Tax Rate	$4.0	285.7%	$(4.0)	2.5%	$(11.4)	12.6%

(1)    State taxes in Alabama, Florida, Georgia, and Mississippi made up the majority (greater than 50 percent) of the tax effect in this category.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2025	2024
Deferred income tax assets:
Operating lease liabilities	$11.8	$12.4
Accrued expenses and allowances	1.5	2.9
Stock-based compensation	4.5	3.3
Interest expense	21.3	21.7
Total deferred income tax assets, gross	39.1	40.3
Valuation allowance	(12.2)	(14.1)
Total deferred income tax assets, net	26.9	26.2
Deferred income tax liabilities:
Intangible assets	(21.5)	(19.1)
Operating lease right-of-use assets	(11.4)	(12.1)
Property, net	(2.9)	(3.2)
Other deferred income tax liabilities	(2.6)	(3.3)
Total deferred income tax liabilities	(38.4)	(37.7)
Net deferred income tax liabilities	$(11.5)	$(11.5)
The deferred tax asset for interest expense is attributable to a carryforward with an indefinite carryforward period. The Company recorded a valuation allowance against a portion of the deferred tax assets of $14.1 million for 2024, of which $5.4 million relates to deferred tax assets arising in a prior year. The Company reduced the valuation allowance by $1.9 million for 2025, relating to deferred tax assets originating in a prior year. The reduction in the valuation allowance is primarily attributable to provisions of the One Big Beautiful Bill Act enacted on July 4, 2025.
At the Distribution, the Company entered into the Tax Matters Agreement with Encompass. The Tax Matters Agreement governs the Company’s respective rights, responsibilities and obligations with respect to taxes including taxes, if any, incurred as a result of any failure of the Distribution to qualify as tax-free for U.S. federal income tax purposes. The Tax Matters Agreement provides rules that allocate tax liabilities in the event the Distribution or certain related transactions are not tax-free. In general, under the Tax Matters Agreement, each party is responsible for any taxes imposed on Encompass or the Company that arise from the failure of the Distribution or certain related transactions to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant covenants made by that party in the Tax Matters Agreement.
Interest and penalties related to income tax matters are recognized in Provision for (benefit from) income taxes in the Consolidated Statements of Income. Interest recorded as part of the income tax provisions for 2025, 2024, and 2023 was not material. Accrued interest related to income taxes as of December 31, 2025 and 2024 was not material.
As of December 31, 2025 and 2024, the Company has not recorded any unrecognized income tax benefits for uncertain tax positions. Enhabit’s federal income tax returns have been examined through the date of the Distribution as part of the examinations of the Encompass consolidated federal income tax returns. All subsequent tax years are open for examination.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Income taxes paid (net of refunds received) were as follows:

	As of December 31,
	2025	2024	2023
Federal	$1.3	$—	$(8.4)
State	0.1	(0.8)	0.2
Total income taxes paid (net of refunds received)	$1.4	$(0.8)	$(8.2)
State activity in 2024 included refunds of $0.2 million from Alabama and Virginia, refunds of $0.1 million from Georgia, Louisiana, and Mississippi, and a refund of less than $0.1 million from Massachusetts. State activity in 2025 included a refund of $0.1 million from Oklahoma.
12.Derivative Instrument
In October 2022, Enhabit entered into an interest swap agreement with a notional value of $200.0 million and a maturity of October 20, 2025. See Note 8, Long-Term Debt.
The activities of the cash flow hedge included in Accumulated other comprehensive loss for the year ended December 31, 2025 are presented in the following table (in millions):

Cash Flow Hedge
Balance as of December 31, 2024	$(0.2)
Unrealized gain recognized in other comprehensive income, net of tax	0.2
Balance as of December 31, 2025	$—
The fair value of derivative assets and liabilities within the Consolidated Balance Sheets are presented in the following table (in millions):

	As of December 31,
	2025	2024
Other current liabilities	$—	$(0.3)
Total	$—	$(0.3)
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
There were no claims made against the Company that are probable of loss and reasonably estimable as liabilities within Other current liabilities in the Consolidated Balance Sheet as of December 31, 2025.
In the first quarter of 2026, the Company, along with Encompass Health Corporation (“EHC”), collected $43.1 million, which, has been divided substantially equally between them, in full satisfaction of their claims for attorney’s fees and mitigation damages in the Delaware Court of Chancery against a former officer, a senior partner of Vistria Group and a managing director of Nautic Partners. These amounts related to the December 2024 ruling in favor of Enhabit and EHC, entered by the Delaware Court of Chancery in the lawsuit styled Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. This settlement will result in the recognition of a gain in the first quarter of 2026.

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Other Commitments
Enhabit is a party to service and other contracts in connection with conducting business. Minimum amounts due under these agreements are $40.9 million in 2026, $23.0 million in 2027, and $4.5 million in 2028 and thereafter. These contracts primarily relate to medical and durable medical equipment used in the two reporting segments, and business and software licensing and support. Certain of these agreements include variable arrangements, such as the cost to the supplier plus a designated mark-up percentage, or a fixed rate per average patient count per month in the two reportable segments.
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
•Home Health - Enhabit operates home health agencies in 33 states, with a concentration in the southern half of the United States. As of December 31, 2025, the Company operates 249 home health agencies. Enhabit is the sole owner of 238 of these locations. The Company retains 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice - Enhabit’s hospice operations represent one of the nation’s largest providers of Medicare-certified hospice services. The Company operates hospice provider locations in 25 states, with a concentration in the southern half of the United States. As of December 31, 2025, the Company operates 117 hospice provider locations. Enhabit is the sole owner of 113 of these locations. The Company retains 50.0% to 90.0% ownership in the remaining four jointly owned locations. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
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

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Selected financial information for the reportable segments is as follows (in millions):

	Home Health			Hospice
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Net service revenue	$813.8	$824.8	$850.1	$246.2	$210.0	$196.2

Labor	390.1	389.5	398.6	71.9	63.8	62.5
Supplies and pharmacy	9.5	9.9	10.8	21.8	19.4	17.1
Travel	20.8	21.8	22.8	5.1	4.7	4.8
Other cost of service	6.1	7.0	6.8	14.9	14.7	12.2
Total cost of service, excluding depreciation and amortization	426.5	428.2	439.0	113.7	102.6	96.6
General and administrative salaries	188.6	193.2	196.9	59.7	54.0	52.2
Other general and administrative expenses	48.7	42.2	43.7	12.5	11.5	11.2
Total general and administrative expenses	237.3	235.4	240.6	72.2	65.5	63.4
Other income	—	—	(0.2)	—	—	—
Net income attributable to noncontrolling interests	1.5	1.8	1.4	0.5	0.4	0.1
Segment Adjusted EBITDA	$148.5	$159.4	$169.3	$59.8	$41.5	$36.1
Total segment reconciliations (in millions):

	Year Ended December 31,
	2025	2024	2023
Total Segment Adjusted EBITDA	$208.3	$200.9	$205.4
Non-segment general and administrative expenses	(107.4)	(113.3)	(128.7)
Interest expense, net	(33.8)	(42.9)	(43.0)
Depreciation and amortization	(22.5)	(31.5)	(30.9)
Gain (loss) on sale of investment and disposal of assets	19.1	—	—
Impairment of goodwill	(44.7)	(161.7)	(85.8)
Impairment of intangible assets	(3.0)	—	—
Stock-based compensation expense	(16.6)	(11.7)	(8.9)
Net income attributable to noncontrolling interests	2.0	2.2	1.5
Income (loss) before income taxes and noncontrolling interests	$1.4	$(158.0)	$(90.4)

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Additional detail regarding the revenues of the operating segments by payer type follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Home Health:
Medicare	$455.2	$484.6	$557.4
Non-Medicare	350.8	331.2	283.0
Private duty(1)	7.8	9.0	9.7
Total Home Health	813.8	824.8	850.1
Hospice	246.2	210.0	196.2
Total net service revenue	$1,060.0	$1,034.8	$1,046.3

(1)    Private duty represents long-term comprehensive hourly nursing medical care.
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
For information related to the Tax Sharing Agreement with Encompass, see Note 11, Income Taxes.
Data Analytics Investment
During 2019, Enhabit made a $2.0 million investment in Medalogix, LLC, a healthcare predictive data and analytics company. During 2021, Medalogix became a wholly-owned subsidiary of TVG Logic Holdings, LLC (“TVG”), which resulted in the Company obtaining a minority equity investment in TVG in exchange for its investment in Medalogix. This investment was accounted for under the measurement alternative for investments.
On March 19, 2025 (the “Transaction Date”), Medalogix was combined with Forcura in a private equity-backed transaction (the “Transaction”). In connection with the Transaction, the Company sold its investment interest in TVG for approximately $21.0 million. The Transaction resulted in the Company recording a gain on sale of investment of approximately $19.3 million in Other (income) expense on the audited Consolidated Statement of Income. On

ENHABIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
March 31, 2025, the Company used $20.0 million of the proceeds from the Transaction to reduce debt under the Credit Agreement. See also Note 8, Long-Term Debt.
As of the Transaction Date, Medalogix was no longer a related party of the Company. During 2025, 2024, and 2023, the Company incurred costs of approximately $1.2 million, $4.9 million, and $4.5 million, respectively, in connection with the usage of Medalogix’s analytics platforms. These costs are included in Cost of service, excluding depreciation and amortization, and General and administrative expenses in the Consolidated Statements of Income.
16.Supplemental Cash Flow Information
The following table provides supplemental cash flow information and disclosures of non-cash investing and financing activities for the years ended December 31, 2025, 2024, and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow disclosures:
Income taxes paid (net of refunds received)	$1.4	$(0.8)	$(8.2)
Cash paid for interest	$(32.4)	$(42.7)	$(40.6)
Supplemental cash flow disclosures of non-cash investing and financing activities:
Property and equipment additions through finance leases	$0.1	$5.5	$3.8
Operating lease additions	$12.6	$11.0	$31.6
The following table details supplemental cash flow disclosures related to the reconciliation of cash and cash equivalents and restricted cash balances (in millions):

	As of December 31,
	2025	2024
Cash, cash equivalents, and restricted cash reconciliation:
Cash and cash equivalents	$43.6	$28.4
Restricted cash	1.9	1.9
Cash, cash equivalents, and restricted cash at end of period	$45.5	$30.3
17.Subsequent Events
The Company has evaluated subsequent events through the date at which the consolidated financial statements were issued. The events below occurred subsequent to December 31, 2025, and accordingly are not reflected in the accompanying consolidated financial statements.
In the first quarter of 2026, the Company, along with EHC collected amounts under claims made against certain third parties. See Note 13, Contingencies and Other Commitments, for more information.
On February 26, 2026, the Company entered into an amended and restated credit agreement. See Note 8, Long-Term Debt for more information.
On February 22, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will be acquired by Anchor Parent, LLC, a Delaware limited liability company (“Parent”). Pursuant to the Merger Agreement, Anchor Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of Parent, will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”). Parent and Merger Sub are affiliates of funds advised by Kinderhook Industries, LLC (or an affiliate thereof). See Enhabit’s Current Report on Form 8-K filed on February 23, 2026 for more information regarding the Merger Agreement.

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

2.6
Agreement and Plan of Merger, dated February 22, 2026, by and among Enhabit, Inc., Anchor Parent, LLC and Anchor Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on February 23, 2026).

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

10.9*	Enhabit, Inc. 2025 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on June 26, 2025).
10.10*
Form of Restricted Stock Unit Agreement – Directors pursuant to the Enhabit, Inc. 2025 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Enhabit, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2025).

10.11*
Form of Restricted Stock Units Agreement (Special Retention Grant), pursuant to the 2025 Enhabit, Inc. Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on August 6, 2025).

10.12*†	Form of Restricted Stock Unit Agreement pursuant to the Enhabit, Inc. 2025 Equity and Incentive Plan.

10.13*†	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Enhabit, Inc. 2025 Equity and Incentive Plan.
10.14*	Enhabit, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Enhabit, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2024).
10.15*	Form of Restrictive Covenants Agreement (incorporated by reference to Exhibit 10.5 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).
10.16*
Transition, Separation and Release Agreement between Advanced Homecare Management, LLC d/b/a Enhabit Home Health & Hospice and Barbara A. Jacobsmeyer, dated August 5, 2025 (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on August 6, 2025).

10.17*	Form of Restrictive Covenants Agreement by and between the Company and Ryan Solomon (incorporated by reference to Exhibit 10.3 to Enhabit, Inc.’s Current Report on Form 8-K filed on November 7, 2024).
10.18
Separation and Release Agreement between Advanced Homecare Management, Inc. d/b/a Enhabit Home Health & Hospice and Crissy Carlisle, dated August 6, 2024 (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on August 6, 2024).

10.19*	Form of Cash Retention Bonus Letter Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to Enhabit, Inc.’s Current Report on Form 8-K filed on August 6, 2025).
10.20
Credit Agreement, dated as of June 1, 2022, by and among Enhabit, Inc., Wells Fargo Bank, N.A., as administrative agent, collateral agent and swingline lender, and various other lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to Enhabit, Inc.’s Amendment No. 1 to Form 10 filed on June 9, 2022).

10.21
First Amendment to Credit Agreement, dated as of June 27, 2023, by and among Enhabit, Inc., Wells Fargo Bank, N.A., as administrative agent, collateral agent, and swingline lender, and various other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on June 28, 2023).

10.22
Limited Waiver to the Credit Agreement, dated as of September 29, 2023, by and among Enhabit, Inc., Wells Fargo Bank, as administrative agent, collateral agent, and swingline lender, and various other lenders (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on October 2, 2023).

10.23
Second Amendment to the Credit Agreement, dated as of November 3, 2023, by and among Enhabit, Inc., Wells Fargo Bank, as administrative agent, collateral agent, and swingline lender, and various other lenders (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on November 7, 2023).

10.24
Amended and Restated Credit Agreement, dated as of February 26, 2026, by and among Enhabit, Inc., Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender, and each issuing bank and lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Enhabit, Inc’s Current Report on Form 8-K filed on March 3, 2026).

10.25
Form of Voting and Support Agreement by and among Anchor Parent, LLC, Anchor Merger Sub, Inc. and the stockholders party thereto (included as Exhibit C in Exhibit 2.1) (incorporated by reference to Exhibit 10.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on February 23, 2026).

19.1†	Enhabit, Inc. Insider Trading Policy, amended and restated, February 19, 2025.
21.1†	List of Subsidiaries.
23.1†	Consent of PricewaterhouseCoopers LLP.
24.1†	Power of Attorney (included on signature page to this Form 10-K).
31.1†	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Enhabit, Inc. Incentive Compensation Recoupment Policy, dated December 1, 2023 (incorporated by reference to Exhibit 97.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 15, 2024).
101.INS†	Inline XBRL Instance Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

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

ENHABIT, INC.

By:	/s/ Ryan Solomon
Name:	Ryan Solomon
Title:	Chief Financial Officer

Date:	March 4, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Barb Jacobsmeyer	President and Chief Executive Officer and Director (Principal Executive Officer)
March 4, 2026
Barb Jacobsmeyer
/s/ Ryan Solomon	Chief Financial Officer (Principal Financial Officer)
March 4, 2026
Ryan Solomon
/s/ Collin McQuiddy	Chief Accounting Officer (Principal Accounting Officer)
March 4, 2026
Collin McQuiddy
/s/ Jeffrey W. Bolton	Director, Chairperson
March 4, 2026
Jeffrey W. Bolton
/s/ Tina L. Brown-Stevenson	Director
March 4, 2026
Tina L. Brown-Stevenson
/s/ Charles M. Elson	Director
March 4, 2026
Charles M. Elson
/s/ Erin P. Hoeflinger	Director
March 4, 2026
Erin P. Hoeflinger
/s/ Stuart McGuigan	Director
March 4, 2026
Stuart McGuigan
/s/ Mark W. Ohlendorf	Director
March 4, 2026
Mark W. Ohlendorf
/s/ Stephan S. Rodgers	Director
March 4, 2026
Stephan S. Rodgers
/s/ Greg S. Rush	Director
March 4, 2026
Greg S. Rush
/s/ Barry Schochet	Director
March 4, 2026
Barry Schochet