Form 10-K/A
period 2025-12-31
Enhabit, Inc.
filed 2026-04-30
CIK 1803737

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
The registrant had outstanding 51,225,606 shares of common stock as of April 22, 2026.
Documents Incorporated By Reference
None.

Audit Firm ID	Auditor Name	Auditor Location
238	PricewaterhouseCoopers LLP	Dallas, Texas

i

Explanatory Note
Enhabit, Inc. (“Enhabit,” “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K, originally filed on March 5, 2026 (the “Initial Filing”), for the purpose of providing the information required in Part III of Form 10-K. This information was previously omitted from the Initial Filing in reliance on General Instruction G(3) of Form 10-K because we intended to incorporate the required disclosures from our proxy statement relating to our 2026 Annual Meeting of Stockholders. Our 2026 proxy statement, however, will not be filed within the requisite time period to allow incorporation by reference. Accordingly, this Amendment changes our Initial Filing by including the information required by Part III of Form 10-K (Items 10, 11, 12, 13 and 14).
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

Name	Age	Position	Since
Barbara A. Jacobsmeyer	60	President and Chief Executive Officer; Director	6/2021
Ryan T. Solomon	46	Chief Financial Officer	12/2024
Dylan C. Black	57	General Counsel and Secretary	1/2023
Julie D. Jolley	54	Executive Vice President of Home Health	5/2019
Jeanne L. Kalvaitis	69	Executive Vice President of Hospice	6/2022
Tanya R. Marion	52	Chief Human Resources Officer	1/2022
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
Director
The board of directors of Enhabit (the “Board”) currently consists of ten members. We identify and describe below the key experience, qualifications and skills our directors bring to the Board.
Jeffrey W. Bolton
Director Since: 7/1/2022
Chairperson Since: 7/25/2024
Board Committees: Audit & Finance; Nominating & Corporate Governance Committees
Age: 70
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
Tina L. Brown-Stevenson
Director Since: 7/1/2022
Board Committees: Nominating & Corporate Governance; Care, Compliance & Cybersecurity (Chairperson) Committees
Age: 69
Ms. Brown-Stevenson is a retired executive who brings nearly three decades of experience in the national healthcare payer industry, where she developed an expertise in health system analytics and data. Ms. Brown-Stevenson joined UnitedHealth Group in 2008 and rose to the role of Senior Vice President of Health System Analytics and Decision Support, where she oversaw the analysis and management of provider and patient data to validate UnitedHealth Group’s strategy and product offerings until her retirement in 2019. Prior to UnitedHealth Group, Ms. Brown-Stevenson held senior leadership positions at several other healthcare insurance companies. Ms. Brown-Stevenson currently serves on the board of several organizations, including Connecticut Children’s Medical Center and Kyruus Inc., a technology company that provides provider search and scheduling solutions to healthcare organizations. Ms. Brown-Stevenson has demonstrated her leadership and character through involvement on board roles in community, civic, and privately-held organizations. Ms. Brown-Stevenson also provided patient care for many years as a registered nurse. As a result of her leadership roles at several large national payers in the rapidly evolving field of healthcare data and analytics and her various private board memberships, Ms. Brown-Stevenson is in a unique position to draw on her extensive experience to advise on opportunities to improve the quality of care for our patients.
Charles M. Elson
Director Since: 7/1/2022
Board Committee: Nominating & Corporate Governance; Care, Compliance & Cybersecurity Committees
Age: 66
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
Age: 60
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
Age: 60
Ms. Jacobsmeyer’s biography is included in the “Executive Officers” section above.
Stuart M. McGuigan
Director Since: 3/30/2023
Board Committees: Nominating & Corporate Governance; Care, Compliance & Cybersecurity Committees
Age: 67
Mr. McGuigan has deep experience in information services and technology innovation at a variety of complex organizations. From 2023 to 2025 he served as interim Global Chief Information Officer (“CIO” ) for Fresenius Medical Care, a publicly traded integrated dialysis clinic and device company. Prior to this position, he served as CIO of the U.S. Department of State (the “Department”) from 2019 to 2021. As CIO, he established technology strategic direction and provided oversight for $2.4 billion of technology programs across the Department. Mr. McGuigan joined the Department from Johnson & Johnson, where he served as CIO from 2012 to 2019 and was responsible for Global Information Technology Strategy and Operations for an organization with 130,000 employees at over 170 overseas and domestic locations. Prior to Johnson & Johnson, Mr. McGuigan served as Senior Vice President and CIO of CVS Caremark, Senior Vice President and CIO of Liberty Mutual and Senior Vice President of Information Services for Medco Health Solutions. Mr. McGuigan has been a director since 2024 at American Water Works, a publicly traded water and wastewater utility company. Mr. McGuigan was appointed to the board of Blue Cross Blue Shield of Rhode Island, a privately held insurance provider, in early 2026. Mr. McGuigan has an established reputation for rapidly aligning technology innovation with global business needs. He contributes over three decades of information technology (“IT”) and management experience to the Board and contributes to an understanding of every aspect of IT, including IT strategy, Artificial Intelligence, cloud computing, scalable data analytics and risks associated with cybersecurity matters.
Mark W. Ohlendorf
Director Since: 7/25/2024
Board Committees: Audit & Finance; Compensation & Human Capital Committees
Age: 66
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
Stephan S. Rodgers
Director Since: 7/1/2025
Board Committees: Nominating and Corporate Governance; Care, Compliance & Cybersecurity Committees
Age: 64
Mr. Rodgers brings over 25 years of diverse experience in building companies to scale with positions in the home health and hospice industry as well as with a major healthcare payer. From 2024-2025, he was Chief Executive Officer for Vivo Infusion, a national leader in ambulatory infusion services. Prior to that, he was Chief Executive Officer at AccentCare, Inc. a national leader in post-acute care services with home health and hospice service lines (2012-2024). Prior to AccentCare, Mr. Rodgers spent 13 years at United Health Group in various executive positions including Chief Executive Officer of United Health Group’s OptumHealth Collaborative Care division (1999-2012). He contributes unique perspectives to the Board’s oversight of Enhabit’s growth strategies, integration of innovative technologies, development of its workforce, and execution of its long-range plans.
Gregory S. Rush
Director Since: 7/1/2022
Board Committees: Audit & Finance (Chairperson); Compensation & Human Capital Committees
Age: 58
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
Barry P. Schochet
Director Since: 3/30/2023
Board Committees: Nominating & Corporate Governance (Chairperson); Audit & Finance Committees
Age: 75
Mr. Schochet serves as a Healthcare Operating Partner at CIC Partners, a private equity investment firm, a position he has held since 2007. He is also a director of BroadJump LLC, a privately held healthcare supply chain analytics company. Mr. Schochet served as the President and CEO of BPS Health Ventures, a healthcare consulting and investment firm and as Vice Chairman at Tenet Healthcare after holding numerous senior executive positions. Additionally, Mr. Schochet served as a director for several healthcare companies, including Omnicare Inc. and Universal Hospital Services (now Agiliti, Inc.), both publicly traded companies. Mr. Schochet contributes more than 40 years of strategic business and healthcare compliance expertise and provides extensive financial and leadership experience to the Board.

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
The Board has the four standing committees set out in the table below. Each Board committee is led by a different independent chairperson, and all members of our Board committees are independent directors. Each committee is governed by a charter and reports its actions and recommendations to the full Board. Each committee has the authority to retain, at the expense of the Company, outside advisors, including consultants and legal and accounting advisors. The following table shows the membership of each Board committee.

Director	Audit & Finance	Compensation & Human Capital	Care, Compliance & Cybersecurity	Nominating & Corporate Governance
Jeffrey W. Bolton	X			X
Tina L. Brown-Stevenson			Chair	X
Charles M. Elson			X	X
Erin P. Hoeflinger		Chair	X
Stephan S. Rodgers*			X	X
Stuart M. McGuigan		X	X
Mark W. Ohlendorf	X	X
Gregory S. Rush	Chair	X
Barry P. Schochet	X			Chair
*Joined the Board following the 2025 Annual Meeting of Stockholders.
All directors attended more than 90% of Board meetings and 90% of all committee meetings in 2025.
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
In 2025, we provided the following compensation to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(4)	All Other Compensation ($)	Total ($)
Jeffrey W. Bolton, Chairperson(1)	148,033	150,001	—	298,034
Tina L. Brown-Stevenson	90,000	150,001	—	240,001
Charles M. Elson(1)	74,017	150,001	—	224,018
Erin P. Hoeflinger(1)	93,758	150,001	—	243,759
Stuart M. McGuigan(1)	74,017	150,001	—	224,018
Mark W. Ohlendorf(1)	74,017	150,001	—	224,018
Stephan S. Rodgers(1)(2)	36,916	150,001	—	186,917
Gregory S. Rush(1)	98,684	150,001	—	248,685
Barry P. Schochet(1)	93,758	150,001	—	243,759
(1)Fees earned include amounts paid in deferred stock units under the Director Deferred Compensation Plan. Messrs. Bolton, Elson, McGuigan, Ohlendorf, Rodgers, Rush, and Schochet, and Ms. Hoeflinger received 19,324, 9,662, 9,662, 9,662, 2,344, 12,882, 12,239, 12,239 deferred stock units, respectively, in lieu of 2025 cash compensation.
(2)Joined the Board following the 2025 Annual Meeting of Stockholders.
(3)Fees earned include amounts paid in deferred stock units under the Director Deferred Compensation Plan in lieu of cash. Each non-employee director elected at the 2025 Annual Meetings of Stockholders received awards of restricted stock units, or RSUs, with a grant date fair value computed in accordance Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The number of Enhabit RSUs granted was calculated by dividing the target value by the closing trading price of Enhabit common stock on the NYSE on the date of grant.

Ms. Jacobsmeyer received no additional compensation for serving on the Board.
In 2025, the Company granted each non-employee director who was elected as a director at the Annual Meeting of Stockholders, an RSU award with a targeted value of $150,000 as annual equity compensation. The annual equity grant vested upon grant and will be settled in shares of our common stock following the director’s departure from the Board.
In 2025, our non-employee directors received an annual base cash retainer of $75,000. We also paid the following chairperson fees to compensate for the enhanced responsibilities and time commitments associated with those positions:

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

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes the philosophy, objectives, principles and components of the material elements of the Company’s executive compensation program and describes the 2025 compensation for our Named Executive Officers (“NEOs”). Our NEOs for 2025 are:

Name	Title
Barbara A. Jacobsmeyer	President and Chief Executive Officer
Ryan T. Solomon	Chief Financial Officer
Dylan C. Black	General Counsel and Secretary
Julie D. Jolley	Executive Vice President of Home Health
Tanya R. Marion	Chief Human Resources Officer
EXECUTIVE COMPENSATION PHILOSOPHY
The Company’s people strategy is to win the talent war by attracting, rewarding and investing at all levels in our organization, including our executive officers. Our 2025 compensation program philosophy builds off this strategy by:
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
We believe this philosophy enables us to attract, motivate, and retain talented and engaged executives who will enhance long-term stockholder value. The Company’s Compensation & Human Capital Committee (the “Compensation Committee”), in consultation with its independent advisors and management, designed the compensation philosophy and programs for 2025 to align with the Company’s objectives. The Compensation Committee focused on performance goals and metrics in the senior management bonus plan and the long-term equity incentive plan and peer alignment in the overall compensation program.

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
Say-on-Pay Vote
The annual say-on-pay vote is one of our opportunities to receive feedback from stockholders regarding our executive compensation program, and our Compensation Committee takes the result of this vote into account when determining the compensation of the Company’s executive officers. At our 2025 Annual Meeting of Stockholders, our stockholders approved our say-on-pay proposal, with over 98.9% of shares voting (excluding broker non-votes) to approve.

Target Pay Opportunities for NEOs
The Company’s executive compensation program is designed to provide a strong correlation between pay and performance. “Pay” refers to the value of an executive’s target total direct compensation, or “TDC,” calculated as follows:

Base Salary	+	Target Annual Cash Incentives	+	Target Long-Term Equity Incentives	=	Target Total Direct Compensation

NEO Target Total Direct Compensation for 2025
Named Executive Officer	Base Salary ($)	Target Annual Cash Incentive ($)	Target Long-Term Equity Incentive ($)	Target Total Direct Compensation ($)
Barbara A. Jacobsmeyer	850,000	892,500	2,677,501	4,420,001
Ryan T. Solomon	500,011	350,008	625,014	1,475,033
Dylan C. Black	390,000	273,000	390,000	1,053,000
Julie D. Jolley	390,000	273,000	390,000	1,053,000
Tanya R. Marion	350,002	245,001	350,002	945,005
In 2025, all cash incentive target amounts and a substantial portion of NEO equity award values were dependent on performance measured against predetermined objectives approved by the Compensation Committee. The charts below reflect: (1) the portion of our NEOs’ 2025 target TDC that is performance-based and (2) the time frame (i.e., annual vs. long-term) for our NEOs to realize value under our various TDC components.

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
For the purposes of setting 2025 compensation, our Company’s compensation peer group, as reviewed and approved by the Compensation Committee, included the following 16 companies:

2025 Compensation Peer Group
s	Accolade, Inc.	s	DocGo Inc.	s	Pediatrix Medical Group, Inc.
s	Addus HomeCare Corporation	s	InnovAge Holding Corp.	s	Premier, Inc.
s	Amedisys, Inc.	s	LifeStance Health Group, Inc.	s	The Pennant Group, Inc.
s	Astrana Health, Inc.	s	ModivCare, Inc.	s	U.S. Physical Therapy, Inc.
s	Aveanna Healthcare Holdings Inc.	s	National HealthCare Corporation
s	Cross Country Healthcare, Inc.	s	P3 Health Partners Inc.
The Compensation Committee’s goal in selecting its compensation peer group is to create a comparison group that acts as an appropriate frame of reference for compensation market comparisons. The Compensation Committee selected the 2025 compensation peer group using the following criteria as a guide:
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

The Compensation Committee considered a number of factors in determining the base salaries, annual incentive opportunities, and long-term incentive awards of our NEOs for 2025, including the executive’s experience and role in executing day-to-day responsibilities along with executing longer-term standalone public company strategic goals, internal equity within executive management, and the executive’s performance. The Compensation Committee also reviewed competitive data from the aforementioned sources related to base salary levels, annual incentives, and long-term incentives for each executive and the NEO group as a whole. For 2025 compensation, the Compensation Committee reviewed total direct compensation opportunities at the 25th, 50th and 75th percentiles of the survey data and the compensation peer group data (“market data”) and established target total direct compensation that was within a competitive range of the market median.
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
Base Salary
We provide officers and other employees with base salaries to compensate them with a competitive level of fixed pay. The Compensation Committee reviews base salaries annually for its executive officers. The Compensation Committee considered market data, each individual’s experience and responsibilities, achievement of performance objectives, internal equity, and recommendations provided by the CEO for her direct reports. The following table shows base salaries as of December 31, 2024 and 2025.

Named Executive Officer	Annual Base Salary Rates as of December 31, 2024 ($)	Annual Base Salary Rates as of December 31, 2025 ($)	% Difference
Barbara A. Jacobsmeyer	850,000	850,000	—%
Ryan T. Solomon	500,011	500,011	—%
Dylan C. Black	350,002	390,000	11.4%
Julie D. Jolley	390,000	390,000	—%
Tanya R. Marion	350,002	350,002	—%
Annual Incentives
Establishing the Target Annual Incentive Opportunity
Our 2025 SMBP was designed to incentivize and reward our NEOs and others for annual performance as measured against predetermined quantitative metrics intended to improve company performance and create value for our stockholders. Under the SMBP, a target annual incentive opportunity, expressed as a percentage of base salary, is determined for each participant.

Named Executive Officer	Base Salary ($)	Target Incentive Opportunity (%)	Target Cash Annual Incentive ($)
Barbara A. Jacobsmeyer	850,000	105%	892,500
Ryan T. Solomon	500,000	70%	350,000
Dylan C. Black	390,000	70%	273,000
Julie D. Jolley	390,000	70%	273,000
Tanya R. Marion	350,002	70%	245,001
Plan Metrics and Goals
For 2025, the Compensation Committee approved three quantitative metrics: (i) financial performance comprised of Adjusted EBITDA and Revenue Growth, recognizing the importance of improved financial performance, (ii) a “Quality Scorecard” comprised of two sub-metrics to focus on quality-of-care operational performance, and (iii) a people metric to recognize the importance of human capital management. The Compensation Committee then assigned weightings (as a percentage of total annual incentive opportunity) to the metrics and sub-metrics. The tables below set forth the quantitative metrics, goals and weightings under the 2025 SMBP, which were the same for all our NEOs.
To reward exceptional company performance, the NEOs have the opportunity to receive a maximum payout (200% of target) in the event results reach a predetermined level of high performance for each metric. Conversely, if results are less than threshold (50% of target) for a metric, then no payout is awarded for such metric. Additionally, to stress the importance of financial performance in 2025, the Plan contained a payout qualifier to the Revenue Growth, Quality Scorecard metric and People metric: the award levels for each could not exceed the Adjusted EBITDA achievement percentage.

2025 SMBP Metrics and Weightings
Financial 80%		Quality Scorecard 10%		People 10%
Adjusted EBITDA	50%	Home Health Timely Initiation of Care	5%	Voluntary Turnover Reduction	10%
Revenue Growth	30%	Hospice Visits in the Last Days of Life	5%

Assessing and Rewarding 2025 Achievement of Goals
After the close of the year, the Compensation Committee assessed performance against the quantitative goals for each metric to determine a weighted average, or the percentage of each NEO’s target incentive that had been achieved. The Adjusted EBITDA payout qualifier required the Quality Scorecard metric payout to be reduced despite achieving a performance level of almost 200%. However, considering the Company’s overall financial and operational performance, the Compensation Committee used positive discretion to increase the SMBP payout by 17% (from a formulaic payout of 33% to a final payout of 50%). The 2025 awards were paid to NEOs in shares of Company common stock in early 2025 upon approval of the performance results by the Compensation Committee. The results of 2025 SMBP are as follows:

2025 Adjusted EBITDA Results
Actual Performance	% of Target Achievement
$108.5 million	55.0%

2025 Revenue Growth Results
Actual Performance	% of Target Achievement
2.4%	Below Threshold

2025 Quality Scorecard Results
Metric	Actual Performance	% of Target Achievement	Weighted Achievement	Adj. EBITDA Payout Qualifier (Weighted Achievement Reduced)
Home Health Timely Initiation of Care	97.9%	99.92%	9.99%	2.75%
Hospice Visits in the Last Days of Life	73.5%	200.00%	10.00%	2.75%

2025 SMBP Result
Metric	Weight	% of Target Metric Achievement	Weighted Achievement
Adjusted EBITDA	50.0%	55.0%	27.5%

Revenue Growth	30.0%	—%	—%

Home Health Timely Initiation of Care	5.0%	99.92%	2.75%

Hospice Visits in the Last Days of Life	5.0%	200.0%	2.75%

Voluntary Turnover Reduction	10.0%	—%	—%
Compensation Committee Positive Discretion Increase			17.0%
			50.0%

2025 SMBP - Amounts Earned
Named Executive Officer	Base Salary ($)	Target Annual Incentive Opportunity (%)	Target Annual Incentive ($)	Amount of 2025 SMBP Earned (50%)(1) ($)
Barbara A. Jacobsmeyer	850,000	105%	892,500	446,250
Ryan T. Solomon	500,011	70%	350,008	175,004
Dylan C. Black	390,000	70%	273,000	136,500
Julie D. Jolley	390,000	70%	273,000	136,500
Tanya R. Marion	350,002	70%	245,001	122,501
(1) The NEOs received the following number of fully vested shares of Company common stock in lieu of cash: Jacobsmeyer (32,789), Solomon (12,859), Black (10,030), Jolley (10,030), Marion (9,001). The values in the table are grant date fair values computed in accordance with ASC 718 on the date of issuance, March 6, 2025.

Long-Term Incentives
To further align management’s interests with the interests of stockholders, a significant portion of each NEO’s target total direct compensation for 2025 was in the form of long-term equity awards. For 2025, Enhabit’s equity incentive program provided participants at all officer levels with the opportunity to earn performance-based restricted stock units, or “PSUs,” and time-based restricted stock units, or “RSUs.”
Each executive officer has a target long-term incentive (“LTI”) equity award opportunity. The Compensation Committee may increase or decrease the target LTI equity award opportunity for a given year based on prior years’ performance. For 2025, in consultation with the chief executive officer, the Compensation Committee increased the LTI equity opportunity for Ms. Jolley as set forth below.
The following tables summarize the 2025 target LTI equity award opportunity levels, equity compensation mix, and number of awards granted for each of our NEOs. The number of RSUs and PSUs granted to each NEO was determined by dividing the applicable portion of the target LTI equity award opportunity for such award type by the stock price on to the date of grant. Note that while the full number and value of PSU awards are described in this narrative, for purposes of the “2025 Summary Compensation Table” and the “Grants of Plan-Based Awards During 2025” table below, only the portion of the PSUs for which the performance metrics were established in 2025 are reported as granted in 2025.

2025 Long-Term Equity Incentive Plan Target Opportunity
Named Executive Officer	Base Salary ($)	Target LTI Equity Award Opportunity (%)	Total Target LTI Equity Award Opportunity ($)	Adjusted Total Target LTI Equity Award Opportunity ($)	Award as a % Target LTI Equity Award Opportunity (%)
Barbara A. Jacobsmeyer	850,000	315%	2,677,500	2,677,500	100%
Ryan T. Solomon	500,011	125%	625,014	625,014	100%
Dylan C. Black	390,000	100%	390,000	390,000	100%
Julie D. Jolley	390,000	100%	390,000	490,000	126%
Tanya R. Marion	350,002	100%	350,002	350,002	100%

2025 Long-Term Equity Incentive Plan Mix and Awards
Named Executive Officer	PSUs as a % of the Award	Awarded PSUs (#)	RSUs as a % of the Award	Awarded RSUs (#)
Barbara A. Jacobsmeyer	60%	200,312	40%	133,541
Ryan T. Solomon	60%	46,759	40%	31,173
Dylan C. Black	60%	29,177	40%	19,452
Julie D. Jolley	60%	36,659	40%	24,439
Tanya R. Marion	60%	26,185	40%	17,457
2025 Performance-Based Restricted Stock Unit Awards
The Compensation Committee determined that performance-based vesting conditions for the PSUs granted in 2025 were appropriate to further align leadership with the interests of stockholders and promote specific performance objectives while facilitating executive stock ownership. The PSUs entitled the NEOs to receive a predetermined range of shares upon achievement of specified performance objectives. The recipients of PSU awards do not have voting rights.
For the 2025 PSU awards, the number of shares earned will be determined at the end of a three-year performance period based on the level of achievement of adjusted free cash flow per share (“FCFPS”) and relative total shareholder return (“rTSR”). The FCFPS metric is measured as one-year adjusted free cash flow per share goal with a second year growth goal over year one actual performance. TSR is measured over the full three-year performance period and is based on the percentile rank of the Enhabit total shareholder return versus the total shareholder return of the constituents in the S&P Healthcare Services Select Industry Index (as constituted on January 1, 2026) at the end of the three-year performance period. The weighting of the two metrics is outlined below.

2025 PSU Metrics and Weightings
Metric	Performance Period	Weight
Adjusted Free Cash Flow per Share	2025 - One -Year Performance Goal	30%
	2026 - One -Year Growth Goal over 2025 Performance	30%
	2027 - One -Year vest
Relative Total Shareholder Return	Three - Year Cumulative Relative Performance	40%
2025 Time-Based Restricted Stock Unit Awards
A portion of 2025 long-term incentive award value was provided in RSUs to provide retention incentives to executives and facilitate stock ownership, which creates alignment with stockholders. The recipients of RSU awards do not have voting rights until the award vests and is settled in shares. For the 2025 RSU award, one-third of the RSUs vests on the first anniversary of the grant date, one-third of the RSUs vests on the second anniversary of the grant date, and the final third vests on the third anniversary of the grant date.

Other 2025 NEO Compensation Arrangements
Jacobsmeyer Transition Services Agreement
The Company entered into a Transition, Separation and Release Agreement with Ms. Jacobsmeyer in August 2025 (the “Jacobsmeyer Transition Agreement”). Pursuant to the Jacobsmeyer Transition Agreement, Ms. Jacobsmeyer will continue to serve as President and Chief Executive Officer of Enhabit until the earlier of July 31, 2026 (the “Separation Date”) and the date a successor Chief Executive Officer is appointed by the Board (such earlier date, the “Transition Date”). During any period between the Transition Date and the Separation Date, Ms. Jacobsmeyer will serve as a non-executive employee advisor to the Company and be paid a base salary at a monthly rate of $25,000. Pursuant to the Jacobsmeyer Transition Agreement, if the Company terminates Ms. Jacobsmeyer’s employment without “cause” prior to the Separation Date, Ms. Jacobsmeyer will vest in her Company Equity Awards to the same extent she would have had she remained employed through the Separation Date. Further, subject to Ms. Jacobsmeyer’s execution of a release of claims in connection with her departure on the Separation Date, she will be entitled to: (1) full vesting of any Company RSUs she holds that are then unvested (subject to forfeiture or clawback in the event Ms. Jacobsmeyer materially breaches the restrictive covenants in the Jacobsmeyer Transition Agreement); and (2) continued eligibility to participate in the Company’s annual cash incentive award program for senior executives for 2026, subject to proration based on her period of service as Chief Executive Officer during 2026. The Jacobsmeyer Transition Agreement provides that the circumstances of her transition as described therein do not entitle her to any benefits under the Company’s Executive Severance Plan, but that she does remain eligible to participate in the Company’s Executive Change in Control Benefits Plan until the Transition Date.
The Jacobsmeyer Transition Agreement includes customary non-competition and non-solicitation (generally applicable for one year after Ms. Jacobsmeyer’s termination of employment), confidentiality, and non-disparagement provisions.
NEO Retention Agreements
In connection with the Jacobsmeyer Transition Agreement, in August 2025, the Company granted retention awards to the following NEOs in the following aggregate amounts: Mr. Solomon ($500,011); Ms. Jolley ($390,000); Mr. Black ($390,000); and Ms. Marion ($350,002). Each NEOs retention award was granted 50% in cash and 50% in the form of RSUs (with the number of RSUs determined based on the closing price of the Company’s common stock on the date of grant, August 5, 2025). The retention grants RSUs are detailed in the Grants of Plan-Based Awards During 2025 table on page 26.
Each retention award generally vests and becomes payable, subject to the officer’s continued employment, on December 31, 2026, or earlier in the event of (1) the officer’s death, “disability,” termination without “cause,” or resignation for “good reason” (as each such term is defined for purposes of the applicable retention award agreement), or (2) a qualifying change in control of the Company where the award is not continued by the surviving company.
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
To provide executives with additional financial security about their employment and as a retention tool for the Company, potential benefits are provided to our executives under our Executive Severance Plan and our Executive Change in Control Benefits Plan. In February 2023, the Compensation Committee adopted amendments to the Executive Severance Plan and the Executive Change in Control Benefits Plan that reduced the cash severance and health and welfare benefits payable thereunder, among other changes, to better align such benefits with peers’ severance benefits. The Compensation Committee determined that the benefits under these plans are reasonable, appropriate, and competitive with those of Enhabit’s healthcare provider peer group. As a condition to receipt of any payment or benefits under either plan, participating employees must enter into a restrictive covenant (noncompetition, nonsolicitation, nondisclosure, and nondisparagement) and release agreement. The duration of the restrictive covenants would be equal to the benefit continuation periods described below for each plan. As a matter of policy, payments under either plan do not include “gross ups” for taxes payable on amounts paid thereunder. Definitions of “cause,” “retirement,” “change in control,” and “good reason” are provided on page 31.
The participants’ payout multipliers and benefit plan continuation periods under both plans are detailed in the table below.

Named Executive Officer	Severance Multiplier	Benefit Plan Continuation Period
Barbara A. Jacobsmeyer	2.5x	18 months
Ryan T. Solomon	1.75x	12 months
Dylan C. Black	1.75x	12 months
Julie D. Jolley	1.75x	12 months
Tanya R. Marion	1.75x	12 months
Executive Severance Plan
To help retain qualified executives by providing them with protection in the event of an involuntary termination of employment, each of our NEOs (other than Ms. Jacobsmeyer) is a participant in our Executive Severance Plan. Under the plan, if a participant’s employment is terminated by the participant for good reason or by the Company other than for cause (as defined in the plan), the participant is entitled to receive a cash severance payment, health benefits, and the other benefits as described below, subject to the participant’s execution of an effective restrictive covenant and release agreement.
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
The Compensation Committee annually undertakes a compensation risk assessment to establish whether our compensation program is successfully achieving these objectives while aligning pay with performance. The 2025 review concluded that our compensation program, particularly our cash incentive plans and long-term incentives, appropriately balance risk, pay-for-performance, and the desire to focus executives on specific financial and operational measures. The

Compensation Committee believes our program does not encourage unnecessary or excessive risk-taking, nor does it create risks that are reasonably likely to have a material adverse effect on the Company.
Compensation Committee Report
The Compensation & Human Capital Committee reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and, based upon such review and discussions, the Compensation & Human Capital Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Compensation & Human Capital Committee
Erin P. Hoeflinger (Chairperson)
Stuart M. McGuigan
Mark W. Ohlendorf
Gregory S. Rush

Executive Compensation Tables
2025 Summary Compensation Table
The table below sets forth the compensation of our NEOs for the fiscal years ended December 31, 2025, 2024, and 2023, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Barbara A. Jacobsmeyer	2025	850,000	—	3,760,245	—	446,258	2,625	5,059,128
President and Chief Executive Officer	2024	850,000	—	2,065,211	—	223,125	2,588	3,140,924
	2023	850,000	—	1,488,520	535,344	468,563	2,475	3,344,902

Ryan T. Solomon	2025	500,011	—	980,967	—	175,011	962	1,656,951
Chief Financial Officer	2024	19,231	300,000	1,000,003	—	7,292	—	1,326,526

Dylan C. Black	2025	383,846	—	741,129	—	136,508	—	1,261,483
General Counsel and Secretary	2024	350,002	—	278,028	—	61,250	—	689,280
	2023	329,809	30,000	330,771	—	128,626	—	819,206

Julie D. Jolley	2025	390,000	—	873,470	—	136,508	2,625	1,402,603
Executive Vice President, Home Health	2024	390,000	—	333,586	—	68,250	2,588	794,424
	2023	390,000	—	368,567	—	143,325	2,475	904,367

Tanya R. Marion	2025	350,002	—	669,269	—	122,504	2,625	1,144,400
Chief Human Resources Officer	2024	350,002	—	289,681	—	61,250	2,588	703,521
	2023	350,002	—	248,082	—	91,875	2,475	692,434
(1)Represents time-based restricted stock units, or “RSUs,” and performance-based restricted stock units, or “PSUs,” granted in 2025. Amounts are not an actual dollar amount received by our NEOs in fiscal year 2025, but instead represent the aggregate grant date fair value of the awards granted to each NEO computed in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“ASC 718”), assuming the most probable outcome of the performance conditions as of the grant dates (i.e., target performance). With respect to PSUs, the grant date fair value, assuming maximum achievement of the applicable performance objectives, is as set forth in the “Maximum” column of the table set forth in footnote 2 below. All of the values in this column are consistent with the estimate of aggregate compensation expense to be recognized over the applicable vesting period, excluding any adjustment for forfeitures. The assumptions used in the valuations are discussed in Note 9, Stock-Based Payments, to the consolidated financial statements in our 2025 Form 10-K.
(2)The tables and additional information below set forth the details of the stock awards to our NEOs in fiscal year 2025. All values in the tables below are grant date values computed in accordance with ASC 718.
a.Except for the 2025 retention grants to the NEOs (other than Ms. Jacobsmeyer), RSUs vest in three substantially equal annual installments beginning on the first anniversary of the date of grant. The 2025 retention grants vest on December 31, 2026.

Restricted Stock Units
Name	($)
Barbara A. Jacobsmeyer	1,139,105
Ryan T. Solomon	515,905
Dylan C. Black	360,926
Julie D. Jolley	403,465
Tanya R. Marion	323,912

b.For the PSU awards displayed in the table below, the number of shares earned will be determined at the end of a three-year performance period based on the level of achievement of adjusted FCFPS and rTSR, weighted 80% and 20% respectively, for 2023 PSUs and 2024 PSUs, and weighted 60% and 40% respectively, for the 2025 PSUs. With respect to the 2023 PSUs and 2024 PSUs, the FCFPS metric is measured as an average of three, one-year performance periods. The Compensation Committee will set the annual FCFPS goal for each year of the performance period at the start of such year. With respect to the 2025 PSUs, the FCFPS metric is measured against a one-year performance period in 2025 and growth over 2025 actual FCFPS performance in the second year. rTSR is measured over the full three-year performance period for 2023 PSUs, 2024 PSUs and 2025 PSUs.

Consistent with the requirements of ASC 718, the value of the 2023 PSUs and 2024 PSUs displayed in the table below, at their minimum, target, and maximum levels, is based on one-third of the full number of shares for which the FCFPS goal was established in fiscal year 2025. The remaining portion of the 2024 FCFPS PSU awards will be linked to the FCFPS goal in the 2026 fiscal year and will be reported in the 2026 Summary Compensation Table.

Consistent with the requirements of ASC 718, the value of the 2025 PSUs displayed in the table below, at their minimum, target, and maximum levels, is based on the full number of shares for which the FCFPS goal and rTSR goal was established in fiscal year 2025.

	Performance-Based Restricted Stock Units
Name	Threshold ($)	Target ($)	Maximum ($)
Barbara A. Jacobsmeyer
2023 PSUs	119,420	238,840	447,680
2024 PSUs	195,000	390,000	780,000
2025 PSUs	996,150	1,992,300	3,984,601
Ryan T. Solomon
2025 PSUs	232,531	465,063	930,126
Dylan C. Black
2023 PSUs	19,512	39,025	78,050
2024 PSUs	25,492	50,984	101,968
2025 PSUs	145,098	290,195	580,390
Julie D. Jolley
2023 PSUs	21,747	43,494	86,989
2024 PSUs	30,951	61,902	123,804
2025 PSUs	182,304	364,608	729,217
Tanya R. Marion
2023 PSUs	14,642	29,283	58,567
2024 PSUs	27,821	55,641	111,282
2025 PSUs	130,216	260,432	520,865
(3)The values of option awards listed in this column are the grant date fair values computed in accordance with ASC 718. All of the values in this column are consistent with the estimate of aggregate compensation expense to be recognized over the three-year vesting period, excluding any adjustment for forfeitures. The assumptions used in the valuations are discussed in Note 9, Stock-Based Payments, to the consolidated financial statements in our 2025 Form 10-K.
(4)Represents amounts earned under the SMBP in the corresponding year but paid in the first quarter of the following year. In 2024 and 2025, the NEOs received fully vested shares of Company common stock in lieu of cash. In 2025, NEOs received the following number of shares of Company common stock: Jacobsmeyer (32,789), Solomon (12,859), Black (10,030), Jolley (10,030), Marion (9,001). The values in the table are grant date fair values computed in accordance with ASC 718 on the date of issuance, March 6, 2025.
(5)The items reported in this column for 2025 are for the Company’s matching contribution to the Company’s 401(k) plan to NEOs.

Grants of Plan-Based Awards During 2025
The following table sets forth grants of plan-based awards to the NEOs during the fiscal year ended December 31, 2025.

									All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards(3) ($)
		Date of Board Approval of Grant	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Barbara A. Jacobsmeyer
Annual Incentive			446,250	892,500	1,785,000	—	—	—	—	—	—	—
2023 PSU(4)	3/7/2025	2/18/2025	—	—	—	14,000	28,000	56,000	—	—	—	238,840
2024 PSU(5)	3/7/2025	2/18/2025	—	—	—	22,861	45,721	91,442	—	—	—	390,000
2025 PSU(6)	3/7/2025	2/18/2025	—	—	—	100,156	200,312	400,624	—	—	—	1,992,300
RSU	3/7/2025	2/18/2025	—	—	—	—	—	—	133,541	—	—	1,139,105
Ryan T. Solomon
Annual Incentive			175,004	350,008	700,015	—	—	—	—	—	—	—
2025 PSU(6)	3/7/2025	2/18/2025	—	—	—	23,380	46,759	93,518	—	—	—	465,063
RSU	3/7/2025	2/18/2025	—	—	—	—	—	—	37,369	—	—	249,999
RSU	8/5/2025	7/29/2025	—	—	—	—	—	—	31,173	—	—	265,906
Dylan C. Black
Annual Incentive			136,500	273,000	546,000	—	—	—	—	—	—	—
2023 PSU(4)	3/7/2025	2/18/2025	—	—	—	2,288	4,575	9,150	—	—	—	39,025
2024 PSU(5)	3/7/2025	2/18/2025	—	—	—	2,989	5,977	11,954	—	—	—	50,984
2025 PSU(6)	3/7/2025	2/18/2025	—	—	—	14,589	29,177	58,354	—	—	—	290,195
RSU	3/7/2025	2/18/2025	—	—	—	—	—	—	29,148	—	—	195,000
RSU	8/5/2025	7/29/2025	—	—	—	—	—	—	19,452	—	—	165,926
Julie D. Jolley
Annual Incentive			136,500	273,000	546,000	—	—	—	—	—	—	—
2023 PSU(4)	3/7/2025	2/18/2025	—	—	—	2,550	5,099	10,198	—	—	—	43,494
2024 PSU(5)	3/7/2025	2/18/2025	—	—	—	3,629	7,257	14,514	—	—	—	61,902
2025 PSU(6)	3/7/2025	2/18/2025	—	—	—	18,330	36,659	73,318	—	—	—	364,608
RSU	3/7/2025	2/18/2025	—	—	—	—	—	—	29,148	—	—	195,000
RSU	8/5/2025	7/29/2025	—	—	—	—	—	—	24,439	—	—	208,465
Tanya R. Marion
Annual Incentive			122,501	245,001	490,002	—	—	—	—	—	—	—
2023 PSU(4)	3/7/2025	2/18/2025	—	—	—	1,717	3,433	6,866	—	—	—	29,283
2024 PSU(5)	3/7/2025	2/18/2025	—	—	—	3,262	6,523	13,046	—	—	—	55,641
2025 PSU(6)	3/7/2025	2/18/2025	—	—	—	13,093	26,185	52,370	—	—	—	260,432
RSU	3/7/2025	2/18/2025	—	—	—	—	—	—	26,159	—	—	175,004
RSU	8/5/2025	7/29/2025	—	—	—	—	—	—	17,457	—	—	148,908

(1)Represents the range of possible cash awards under the senior management bonus plan (the “SMBP”) as discussed under “Annual Incentives” beginning on page 15. Awards are dependent on results measured against pre-established performance goals. There is a threshold level of performance and the amounts shown in the “maximum” column are 200% of the target amount, which is the maximum possible award payout. Final payments under the SMBP were calculated and paid in the first quarter of 2025 by the Company and are reflected in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)Represents the range of possible awards of performance-based restricted stock units, or “PSUs” granted in 2025 under the 2022 Omnibus Performance Incentive Plan (the “Omnibus Plan”). The amounts shown in the “threshold” column are 50% of the target amount, and represents meeting threshold performance for the FCFPS and rTSR performance goals contained in the PSU. Awards could be as low as zero. The amounts shown in the “maximum” column are 200% of the target amount, which is the maximum possible award payout. The PSUs are described in footnote 2 of the Summary Compensation Table. ASC 718 requires the Company to account for only the portion of the award that is linked to FCFPS for which the applicable goal was established in 2025, as well the entire portion of the award that is linked to the rTSR for which the performance goals for the full three-year period were established in 2025. The remaining portions of the award are linked to FCFPS goals that will be established in subsequent fiscal years and will be reported in the Grant of Plan-Based Awards table for those fiscal years.
(3)Amounts are not an actual dollar amount received by our NEOs in fiscal year 2025 but instead represent the aggregate grant date fair value of the equity awards calculated in accordance with ASC 718.
(4)In accordance with ASC 718, the amount represents one-third of the number of FCFPS PSUs granted on March 1, 2023 for which the FCFPS goal was established on February 18, 2025. The shares earned from this portion of the award vest following the end of the performance period ending December 31, 2025.
(5)In accordance with ASC 718, the amount represents one-third of the number of FCFPS PSUs granted on March 1, 2024 for which the FCFPS goal was established on February 18, 2025 and all of the rTSR PSUs granted on March 1, 2024. The shares earned from this portion of the award vest following the end of the performance period ending December 31, 2026.
(6)In accordance with ASC 718, the amount represents the number of FCFPS PSUs granted on March 7, 2025 for which the FCFPS goal was established on February 18, 2025 and all of the rTSR PSUs granted on March 7, 2025. The shares earned from this portion of the award vest following the end of the performance period ending December 31, 2027.

Outstanding Equity Awards at December 31, 2025

	Option Awards(1)				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Name	Exercisable	Unexercisable
Barbara A. Jacobsmeyer
	19,204	—	17.13	2/24/2027	—	—	—	—
	29,948	—	21.83	3/1/2028	—	—	—	—
	35,091	—	25.88	3/1/2029	—	—	—	—
	42,459	—	31.06	3/2/2030	—	—	—	—
	40,965	—	32.62	3/2/2031	—	—	—	—
	54,562	—	26.94	3/1/2032	—	—	—	—
	42,742	21,371	15.30	3/1/2033	—	—	—	—
	—	—	—	—	287,374	2,649,588	—	—
							34,290(4)	316,154
							137,162(5)	1,264,634
							80,124(6)	738,743
							120,188(7)	1,108,133
Ryan T. Solomon
	—	—	—	—	125,685	1,158,816	—	—
							18,703(6)	172,442
							28,056(7)	258,676
Dylan C. Black
	—	—	—	—	62,376	575,107	—	—
							4,482(4)	41,324
							17,931(5)	165,324
							11,671(6)	107,607
							17,506(7)	161,405
Julie D. Jolley
	—	—	—	—	69,932	644,773	—	—
							5,443(4)	50,184
							21,772(5)	200,738
							14,663(6)	135,193
							21,996(7)	202,803
Tanya R. Marion
	—	—	—	—	57,348	528,749	—	—
							4,892(4)	45,104
							19,570(5)	180,435
							10,473(6)	96,561
							15,712(7)	144,865
(1) Options vest in three equal annual installments beginning on the first anniversary of the grant date and the expiration date of each option occurs 10 years after the grant date.
(2) The amounts shown represent unvested RSAs and RSUs held by the NEOs. Individual vesting dates are detailed below:

RSA Vestings after 12/31/2025
Name	7/1/2026
Barbara A Jacobsmeyer	65,964

	RSU Vestings after 12/31/2025
Name	3/1/2026	3/7/2026	12/9/2026	12/31/2026	3/1/2027	12/9/2027	3/1/2028
Barbara A Jacobsmeyer	49,768	44,513	—	—	82,615	—	44,514
Ryan T. Solomon	—	10,391	28,571	37,369	10,391	28,572	10,391
Dylan C. Black	8,795	6,484	—	29,148	11,465	—	6,484
Julie D. Jolley	10,297	8,146	—	29,148	14,194	—	8,147
Tanya R. Marion	8,296	5,819	—	26,159	11,255	—	5,819

(3) The market value reported was calculated by multiplying the closing price of our common stock on the last trading day of 2025, $9.22, by the number of shares set forth in the preceding column.
(4) This amount represents the portion of the 2024 PSU grant subject to achievement of an rTSR goal and is reported at the target performance level. The number of shares earned will be determined following the end of the January 1, 2024 – December 31, 2026 performance period based on the level of achievement of the applicable rTSR goal.

(5) This amount represents the portion of the 2024 PSU grant subject to achievement of certain FCFPS goals and is reported at the target performance level. The FCFPS metric is measured as an average of three, one-year performance periods: 2024, 2025, and 2026. The annual FCFPS goal for each year of the performance period is set at the start of such year. The figure reported in this table includes the full amount of the 2024 PSU award subject to FCFPS goals (including the amounts attributable to 2025 and 2026, even though the FCFPS goals for such years had not yet been established as of December 31, 2025). The number of shares earned will be determined following the end of the January 1, 2024 – December 31, 2026 performance period based on the level of achievement of the applicable FCFPS goals.

(6) This amount represents the portion of the 2025 PSU grant subject to achievement of an rTSR goal and is reported at the target performance level. The number of shares earned will be determined following the end of the January 1, 2025 – December 31, 2027 performance period based on the level of achievement of the applicable rTSR goal.

(7) This amount represents the portion of the 2025 PSU grant subject to achievement of certain FCFPS goals and is reported at the target performance level. The FCFPS metric is measured as an average of two, one-year performance periods: 2025, and 2026. The annual FCFPS goal for each year of the performance period is set at the start of such year. The figure reported in this table includes the full amount of the 2025 PSU award subject to FCFPS goals (including the amount attributable to 2025 and 2026, even though the FCFPS goal for such years had not yet been established as of December 31, 2025). The number of shares earned will be determined following the end of the January 1, 2025 – December 31, 2027 performance period based on the level of achievement of the applicable FCFPS goals.

Options Exercises and Stock Vested in 2025
The following table sets forth information regarding the exercise of options and the vesting of shares held by our NEOs in 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Barbara A. Jacobsmeyer
RSAs	—	—	86,751	691,497
RSUs	—	—	118,438	958,713
PSUs	—	—	117,671	1,600,326
Ryan T. Solomon
RSAs	—	—	—	—
RSUs	—	—	58,053	555,871
PSUs	—	—	—	—
Dylan C. Black
RSAs	—	—	—	—
RSUs	—	—	16,431	134,854
PSUs	—	—	19,228	261,501
Julie D. Jolley
RSAs	—	—	10,644	84,661
RSUs	—	—	27,525	222,524
PSUs	—	—	21,430	291,448
Tanya R. Marion
RSAs	—	—	6,938	55,115
RSUs	—	—	20,841	169,018
PSUs	—	—	14,425	196,180
(1) No stock option exercises in 2025.
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
For additional discussion of the material terms and conditions, including payment triggers, see “Severance Arrangements” beginning on page 21. An executive cannot receive termination benefits under more than one of the plans or arrangements identified below. The death, disability, and retirement benefits described below are governed by the terms of the awards under our Omnibus Plan. The following table assumes the listed triggering events occurred on December 31, 2025.
Table Illustrating Potential Payments upon Termination or Change in Control
The following tables provide information regarding the benefits to which each NEO would be entitled in the event of termination of such NEO’s employment with our Company under specified circumstances, including in connection with a change in control. Except as otherwise noted, the amounts shown (1) are estimates only, and (2) assume that (i) termination was effective as of December 31, 2025 and (ii) in the case of a change in control, replacement awards are provided and the NEO terminates for “good reason” or is involuntarily terminated without cause immediately following the change in control. These amounts are based on the NYSE closing price of our common stock on December 31, 2025, which was $9.22. This table does not include the value of pro-rated annual incentive awards under the SMBP for the year of termination, as such awards would be deemed to have been earned by their terms as of the last business day of the fiscal year.

		Triggering Event
Name	Element of Severance	Without Cause or For Good Reason (no Change in Control)(5) ($)		Disability ($)		Death ($)		Retirement(1) ($)		Without Cause or For Good Reason (in Connection with Change in Control) ($)
Barbara A. Jacobsmeyer	Cash Severance(2)	-		-		-		-		2,988,494
	Health & Welfare Benefits(3)	-		-		-		-		-
	Acceleration of Unvested Equity Awards(4)	-		7,045,362		7,045,362		-		7,045,362
	Total	-		7,045,362		7,045,362		-		10,050,984
Ryan T. Solomon	Cash Severance(2)	875,019		-		-		-		1,487,533
	Health & Welfare Benefits(3)	14,802		-		-		-		14,802
	Acceleration of Unvested Equity Awards(4)	399,875		1,589,934		1,589,934		399,875		1,589,934
	Total	1,289,696	—	1,589,934	—	1,589,934	—	399,875	—	3,092,269
Dylan C. Black	Cash Severance(2)	682,500		-		-		-		848,641
	Health & Welfare Benefits(3)	14,570		-		-		-		14,570
	Acceleration of Unvested Equity Awards(4)	512,899		1,208,963		1,208,963		512,899		1,208,963
	Total	1,209,969		1,208,963		1,208,963		512,899		2,072,174
Julie D. Jolley	Cash Severance(2)	682,500		-		-		-		867,389
	Health & Welfare Benefits(3)	8,022		-		-		-		8,022
	Acceleration of Unvested Equity Awards(4)	602,703		1,409,969		1,409,969		602,703		1,409,969
	Total	1,293,225		1,409,969		1,409,969		602,703		2,285,380
Tanya R. Marion	Cash Severance(2)	612,504		-		-		-		741,235
	Health & Welfare Benefits(3)	14,802		-		-		-		14,802
	Acceleration of Unvested Equity Awards(4)	468,055		1,114,366		1,114,366		468,055		1,114,366
	Total	1,095,361		1,114,366		1,114,366		468,055		1,870,403
(1) None of our NEOs are currently retirement eligible except for Ms. Jacobsmeyer, but amounts reflected in the foregoing table assume the executive is retirement eligible.
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
(5) The Jacobsmeyer Transition Agreement (as described in Elements of Executive Compensation - Other 2025 NEO Compensation Arrangements - Jacobsmeyer Transition Services Agreement) provides that the circumstances of her transition as described therein do not entitle her to any benefits under the Executive Severance Plan.
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
CEO Pay Ratio
SEC regulations require that we provide a comparison of the annual total compensation of Barb Jacobsmeyer, our President and Chief Executive Officer in 2025, to the annual total compensation of our median employee. For purposes of providing the comparison in accordance with SEC regulations, we identified a “median employee” and compared Ms. Jacobsmeyer’s annual total compensation to that of the median employee for our last completed fiscal year, 2025.
•Ms. Jacobsmeyer’s annual total compensation was $5,059,128.
•Our median employee’s annual total compensation was $48,599.
•The ratio of Ms. Jacobsmeyer’s annual total compensation to our median employee’s annual total compensation was approximately 104:1.
As of December 31, 2025, we employed approximately 10,800 employees. We identified the median employee in 2025 by ranking the total compensation based on W-2 Box 1 “Wages, Tips and Other Compensation” amounts for all employees, excluding Ms. Jacobsmeyer, who were employed by the Company on December 31, 2025. We annualized compensation for all permanent employees who joined the Company during 2025. Annual total compensation for the median employee is calculated in the same manner as the amount set forth in the “Total” column in the Summary Compensation Table. We believe the pay ratio information set forth above constitutes a reasonable estimate, calculated in a manner consistent with the applicable SEC regulations.
The composition of our workforce greatly impacts this ratio. Approximately 27% of our workforce consists of employees working less than full-time, which is a common employment arrangement in the healthcare services sector. Flexible staffing arrangements that fit employees’ needs allow us to attract and retain well-qualified employees. However, in accordance with applicable rules, we did not make any full-time equivalent adjustments for any such employees.
Because other companies may use different methodologies to identify their median employees, the pay ratio set forth above may not be comparable to the pay ratios used by other companies.
2025 Omnibus Performance Incentive Plan
Our stockholders approved the Omnibus Plan to permit the grant of stock options, restricted stock, stock appreciation rights, deferred stock, other stock-based awards and cash-settled awards, including our SMBP awards, to our directors, executives and other key employees as determined by our Board or Compensation Committee in accordance with the terms of the plan and evidenced by an award agreement with each participant. The Omnibus Plan has an expiration date of July 1, 2035. Any awards under the Omnibus Plan must have a purchase price or an exercise price not less than the fair market value of such shares of common stock on the date of grant.

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
During 2025 the following directors served on our Compensation & Human Capital Committee: Erin P. Hoeflinger, Messrs. McGuigan, Ohlendorf and Rush.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of April 22, 2026 by (1) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our director nominees, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. Percentage of ownership is based on 51,225,606 shares of common stock outstanding as of April 22, 2026.

Name	Shares of Common Stock Beneficially Owned(1)		Percent of Class
Greater Than 5% Beneficial Owners(1)
Deerfield Mgmt., L.P.	4,997,746	(3)	9.8%
BlackRock, Inc.	3,935,169	(4)	7.7%
Non-Employee Director Nominees(5)
Jeffrey W. Bolton	139,682		*
Tina L. Brown-Stevenson	52,698		*
Charles M. Elson	80,638		*
Erin P. Hoeflinger	80,405		*
Stuart M. McGuigan	74,126		*
Mark W. Ohlendorf	44,527		*
Stephan S. Rodgers	19,998		*
Gregory S. Rush	80,338		*
Barry P. Schochet	71,930		*
Named Executive Officers(5)
Barbara A. Jacobsmeyer	893,049	(6)	1.7%
Ryan T. Solomon	193,911		*
Dylan C. Black	99,823		*
Julie D. Jolley	137,130		*
Tanya R. Marion(8)	105,051		*
All directors and executive officers as a group (15 total)	2,135,181	(6)	4.2%
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
(2)The Vanguard Group, Inc. (“Vanguard”) previously reported on Amendment No. 3 to its Schedule 13G filing with the SEC filed on October 4, 2024 its ownership as of September 30, 2024, which included beneficial ownership of 2,976,480 shares, with shared voting power for 47,639 shares, sole investment power for 2,887,106 shares, and shared investment power for 89,374 shares, collectively representing approximately 5.8% of our outstanding shares as of April 9, 2025. On March 26, 2026, Vanguard filed an Amendment No. 4 to its Schedule 13G in which it reported that it held zero shares as of March 13, 2026. The Amendment No. 4 further disclosed that Vanguard went through an internal realignment on January 12, 2026, and, in accordance with SEC Release No. 34-39538 (January 12, 1998), certain subsidiaries or business divisions of subsidiaries of Vanguard, that formerly had, or were deemed to have, beneficial ownership with Vanguard, will report beneficial ownership separately (on a disaggregated basis) from Vanguard in reliance on such release. These subsidiaries and/or business divisions pursue the same investment strategies as previously pursued by Vanguard prior to the realignment.
(3)Based on a Schedule 13G/A filed with the SEC on February 12, 2024, Deerfield Mgmt., L.P. (parent holding company/control person) reported beneficial ownership of 4,997,746 shares, with shared voting and investment power for 4,997,746 shares. This holder is located at 345 Park Avenue South, 12th Floor, New York, NY 10010.
(4)Based on a Schedule 13G/A filed with the SEC on October 7, 2024, BlackRock, Inc. (parent holding company/control person) reported beneficial ownership of 3,935,169 shares, with sole voting power for 3,831,929 shares and sole investment power for 3,935,169 shares. This holder is located at 50 Hudson Yards, New York, NY 10001.
(5)The address of our directors and executive officers is c/o Enhabit, Inc., 6688 N. Central Expressway, Suite 1300, Dallas, Texas 75206.
(6)Includes 286,342 shares issuable upon exercise of options.
(7)Includes 1,712 shares held by Ms. Marion’s spouse.

Equity Compensation Plan Information
The following table sets forth, as of December 31, 2025, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
	(a)(#)	(b)($)	(c)(#)
Equity compensation plans approved by security holders	2,637,233	24.44	5,154,079
Equity compensation plans not approved by security holders	—	—	—
Total	2,637,233	24.44	5,154,079
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
Our Board has determined that all nine of our non-employee directors are independent in accordance with our Corporate Governance Guidelines and the NYSE listing standards. All of the members of the Audit & Finance, Compensation & Human Capital, Nominating & Corporate Governance, and Care, Compliance & Cybersecurity Committees satisfy those independence tests.
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
Principal Accountant Fees and Services
With respect to the audits for the years ended December 31, 2025 and 2024, the Audit & Finance Committee approved the audit services to be performed by PricewaterhouseCoopers LLP, as well as certain categories and types of audit-related and permitted non-audit services. In 2025 and 2024, the Audit & Finance Committee approved all audit, audit-related, and other fees in accordance with SEC pre-approval rules. The following table shows the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024, with respect to various services provided to us and our subsidiaries.

	For the Year Ended December 31,	For the Year Ended December 31,
(in millions)	2025	2024
Audit fees	$2.2	$2.1
Audit-related fees	—	—
Total audit and audit-related fees	2.2	2.1
Tax fees	—	—
All other fees	—	—
Total fees	$2.2	$2.1

AUDIT COMMITTEE REPORT
The Audit & Finance Committee’s principal purpose is to assist the Board in its general oversight of the Company’s accounting and financial reporting processes, the qualifications and selection of the independent registered public accounting firm engaged by the Company, and the performance of the Company’s internal audit department and independent registered public accounting firm. The Audit & Finance Committee members’ functions are not intended to duplicate or to certify the activities of management or the Company’s independent registered public accounting firm.
Management has the primary responsibility for establishing and maintaining effective systems of internal and disclosure controls (including internal control over financial reporting), for preparing financial statements, and for the public reporting process. Management also is responsible to attest, as of December 31, 2025, to the effectiveness of the Company’s system of internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, is responsible for performing an independent audit of the Company’s consolidated financial statements and for expressing an opinion on the conformity of the Company’s audited financial statements with generally accepted accounting principles in the United States. Our independent registered public accounting firm is also responsible for auditing our internal control over financial reporting and for expressing an opinion on our internal control over financial reporting.
In its oversight role, the Audit & Finance Committee relies on the expertise, knowledge and assurances of management, the internal auditors, and the independent registered public accounting firm. In this context, the Audit & Finance Committee:
•reviewed and discussed with management and PricewaterhouseCoopers LLP the audited consolidated financial statements for the year ended December 31, 2025, and our internal control over financial reporting;
•discussed with PricewaterhouseCoopers LLP the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (the “PCAOB”) and the Securities and Exchange Commission (the “SEC”); and
•received the written disclosures and the letter from PricewaterhouseCoopers LLP required by PCAOB Rule 3526 (Communication with Audit & Finance Committees Concerning Independence) and discussed with PricewaterhouseCoopers LLP its independence.
The Audit & Finance Committee also discussed with the Company’s internal auditors and PricewaterhouseCoopers LLP the overall scope and plans for their respective audits and met in executive sessions with each of management, the internal auditors, and PricewaterhouseCoopers LLP.
The Audit & Finance Committee was kept apprised of the progress of management’s assessment of the Company’s internal control over financial reporting and provided oversight to management during the process.
Based on the review and discussions described above, the Audit & Finance Committee recommended to the board of directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for filing with the SEC.
Audit & Finance Committee
Gregory S. Rush (Chairperson)
Jeffrey W. Bolton
Mark W. Ohlendrof
Barry P. Schochet

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

10.12*
Form of Restricted Stock Unit Agreement pursuant to the Enhabit, Inc. 2025 Equity and Incentive Plan (incorporated by reference to Exhibit 10.12 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 5, 2026).

10.13*
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Enhabit, Inc. 2025 Equity and Incentive Plan (incorporated by reference to Exhibit 10.13 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 5, 2026).

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

19.1	Enhabit, Inc. Insider Trading Policy, amended and restated, February 19, 2025 (incorporated by reference to Exhibit 19.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 5, 2026).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 5, 2026).
23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 5, 2026).
31.1†	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
97.1	Enhabit, Inc. Incentive Compensation Recoupment Policy, dated December 1, 2023 (incorporated by reference to Exhibit 97.1 to Enhabit, Inc.’s Annual Report on Form 10-K filed on March 15, 2024).
101.INS†	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income (loss). Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2025 Form 10-K.
Reconciliation of Net (loss) Income to Adjusted EBITDA

For the Year Ended December 31,
2025
(In Millions)
Net income (loss)	$(2.6)
Interest expense, net and amortization of debt discounts and fees	33.8
Provision for (benefit from) income taxes	4.0
Depreciation and amortization	22.5
(Gain) loss on disposal of assets	(19.1)
Impairment of goodwill	44.7
Impairment of intangible assets	3.0
Stock-based compensation	16.6
Net income attributable to noncontrolling interests	(2.0)
Unusual or nonrecurring items not typical of ongoing operations	7.6
Adjusted EBITDA	$108.5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENHABIT, INC.

By:	/s/ Ryan T. Solomon
Name:	Ryan T. Solomon
Title:	Chief Financial Officer

Date:	April 30, 2026

[Signatures continue on the following page]

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Barb Jacobsmeyer	President and Chief Executive Officer and Director (Principal Executive Officer)
April 30, 2026
Barb Jacobsmeyer
/s/ Ryan Solomon	Chief Financial Officer (Principal Financial and Accounting Officer)
April 30, 2026
Ryan Solomon
*	Director
April 30, 2026
Jeffrey W. Bolton
*	Director
April 30, 2026
Tina L. Brown-Stevenson
*	Director
April 30, 2026
Charles M. Elson
*	Director
April 30, 2026
Erin P. Hoeflinger
*	Director
April 30, 2026
Stuart McGuigan
*	Director
April 30, 2026
Mark W. Ohlendorf
*
April 30, 2026
Stephan S. Rodgers	Director
*	Director
April 30, 2026
Greg S. Rush
*	Director
April 30, 2026
Barry Schochet
/s/ Dylan C. Black
April 30, 2026
Dylan C. Black
Attorney-in-fact
* Signed by Dylan C. Black pursuant to a power of attorney.