Form 10-Q
period 2026-03-31
Enhabit, Inc.
filed 2026-05-07
CIK 1803737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, the registrant had 51,225,606 shares of its common stock, par value $0.01 per share, outstanding.

ENHABIT, INC.
FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve known and unknown risks and relate to, among other things, future events, projections, financial guidance, legislative or regulatory developments, strategy or growth opportunities, our future financial performance, our projected business results, or our projected capital expenditures. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Any forward-looking statement speaks only as of the date of this report, and the Company undertakes no duty to publicly update or revise such forward-looking information, whether as a result of new information, future events, or otherwise. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual events or results to differ materially from those estimated by the Company include, but are not limited to, disruption from the proposed Merger (as defined herein) with patient, payor, provider, referral source, supplier or management and employee relationships; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined herein) or the inability to complete the proposed transaction on the anticipated terms and timetable; the risk that certain state regulatory approvals for the proposed Merger are delayed, are not obtained or are obtained subject to conditions that are not anticipated; the failure of the conditions to the proposed Merger to be satisfied; the costs related to the proposed transaction; the diversion of management time on Merger-related issues; the risk that termination fees may be payable by us in the event that the Merger Agreement is terminated under certain circumstances; reputational risk related to the proposed Merger; the risk of litigation or regulatory action related to the proposed Merger; our ability to execute on our strategic plans; regulatory and other developments impacting the markets for our services; changes in reimbursement rates; general economic conditions; changes in the episodic versus non-episodic mix of our payers, the case mix of our patients, and payment methodologies; our ability to attract and retain key management personnel and healthcare professionals; potential disruptions or breaches of our or our vendors’, payers’, and other contract counterparties’ information systems; the outcome of litigation; quality performance and ratings; our ability to successfully complete and integrate de novo locations, acquisitions, investments, and joint ventures; our ability to successfully integrate technology in our operations; and our ability to control costs, particularly labor and employee benefit costs. Our Annual Report on Form 10-K for the year ended December 31, 2025 filed March 5, 2026, which can be found on the Company’s website at http://investors.ehab.com, discusses these and other risks and factors that could cause actual results to differ materially from those expressed or implied by any forward-looking statement in this report.
ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Net service revenue	$264.8	$259.9
Cost of service, excluding depreciation and amortization	134.2	130.2
General and administrative expenses	96.7	107.5
Depreciation and amortization	4.6	6.3
Operating income (loss)	29.3	15.9
Interest income	3.8	—
Interest expense and amortization of debt discounts and fees	10.0	9.4
Other (income) expenses	0.1	(19.3)
Income (loss) before income taxes and noncontrolling interests	23.0	25.8
Provision for (benefit from) income taxes	3.1	7.4
Net income (loss)	19.9	18.4
Less: Net income attributable to noncontrolling interests	0.7	0.6
Net income (loss) attributable to Enhabit, Inc.	$19.2	$17.8

Weighted average common shares outstanding:
Basic	51.2	50.5
Diluted	52.9	50.8

Earnings (loss) per common share:
Basic earnings (loss) per share attributable to Enhabit, Inc. common stockholders	$0.37	$0.35
Diluted earnings (loss) per share attributable to Enhabit, Inc. common stockholders	$0.36	$0.35
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Net income (loss)	$19.9	$18.4
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of tax expense of $— and $— respectively	—	—
Total other comprehensive income (loss)	—	—
Comprehensive income (loss) including noncontrolling interests	19.9	18.4
Less: Comprehensive income attributable to noncontrolling interests	0.7	0.6
Comprehensive income (loss) attributable to Enhabit, Inc.	$19.2	$17.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$50.0	$43.6
Restricted cash	1.5	1.9
Accounts receivable, net of allowances	154.4	144.0
Prepaid expenses and other current assets	13.3	16.1
Total current assets	219.2	205.6
Property and equipment, net	16.7	15.5
Operating lease right-of-use assets	49.7	49.8
Goodwill	855.3	855.3
Intangible assets, net	35.1	38.5
Other long-term assets	2.9	2.4
Total assets	$1,178.9	$1,167.1
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$26.0	$22.3
Current portion of operating lease liabilities	12.5	12.6
Accounts payable	8.6	9.2
Accrued payroll	50.9	40.4
Other current liabilities	42.2	41.8
Total current liabilities	140.2	126.3
Long-term debt, net of current portion	402.6	426.0
Long-term operating lease liabilities, net of current portion	39.0	39.1
Deferred income tax liabilities	13.2	11.5
Other long-term liabilities	—	0.1
Total liabilities	595.0	603.0
Commitments and contingencies (See Note 6)
Redeemable noncontrolling interests	5.0	5.0
Stockholders’ equity:
Total Enhabit, Inc. stockholders’ equity	553.5	534.0
Noncontrolling interests	25.4	25.1
Total stockholders’ equity	578.9	559.1
Total liabilities and stockholders’ equity	$1,178.9	$1,167.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2026
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2025	50.7	$0.5	$443.6	$—	$93.7	0.5	$(3.8)	$25.1	$559.1
Net income	—	—	—	—	19.2	—	—	0.7	19.9
Distributions	—	—	—	—	—	—	—	(0.4)	(0.4)
Stock-based compensation expense	—	—	3.9	—	—	—	—	—	3.9
Shares forfeited, including forfeitures due to net share settlement of income taxes	(0.3)	—	—	—	—	0.3	(3.6)	—	(3.6)
Issuance of common stock pursuant to omnibus incentive plan	0.8	—	—	—	—	—	—	—	—
Balance at March 31, 2026	51.2	$0.5	$447.5	$—	$112.9	0.8	$(7.4)	$25.4	$578.9

	Three Months Ended March 31, 2025
	Enhabit, Inc. Common Stockholders
	Common Stock		Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	50.4	$0.5	$426.6	$(0.2)	$98.3	0.2	$(1.7)	$25.4	$548.9
Net (loss) income	—	—	—	—	17.8	—	—	0.6	18.4
Distributions	—	—	—	—	—	—	—	(0.9)	(0.9)
Stock-based compensation expense	—	—	3.2	—	—	—	—	—	3.2
Shares forfeited, including forfeitures due to net share settlement of income taxes	(0.2)	—	—	—	—	0.2	(1.3)	—	(1.3)
Issuance of common stock pursuant to omnibus incentive plan	0.4	—	—	—	—	—	—	—	—
Balance at March 31, 2025	50.6	$0.5	$429.8	$(0.2)	$116.1	0.4	$(3.0)	$25.1	$568.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$19.9	$18.4
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	4.6	6.3
Amortization of debt-related costs	2.3	0.4
Loss (gain) on sale of investment and disposal of assets	0.1	(19.3)
Stock-based compensation	3.9	4.0
Deferred income taxes	1.7	1.2
Changes in assets and liabilities, net of acquisitions—
Accounts receivable, net of allowances	(10.4)	(11.7)
Prepaid expenses and other assets	2.7	4.1
Accounts payable	(0.6)	1.4
Accrued payroll	10.5	11.6
Other liabilities	0.5	1.5
Net cash provided by operating activities	35.2	17.9
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software costs	(2.5)	(0.3)
Proceeds from sale of investment	—	21.0
Other	(0.1)	0.1
Net cash (used in) provided by investing activities	(2.6)	20.8
Cash flows from financing activities:
Principal payments on term loan facility	(330.0)	(25.0)
Payments on revolving credit facility	(115.0)	—
Borrowings on term loan facility	315.0	—
Borrowings on revolving credit facility	110.0	—
Principal payments under finance lease obligations	(0.6)	(0.8)
Debt issuance costs	(2.0)	—
Distributions paid to noncontrolling interests of consolidated affiliates	(0.4)	(0.9)
Other	(3.6)	(1.5)
Net cash used in financing activities	(26.6)	(28.2)
Increase in cash, cash equivalents, and restricted cash	6.0	10.5
Cash, cash equivalents, and restricted cash at beginning of period	45.5	30.3
Cash, cash equivalents, and restricted cash at end of period	$51.5	$40.8
See also Note 9, Supplemental Cash Flow Information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.Summary of Significant Accounting Policies
Organization and Description of Business. Enhabit, Inc. (“Enhabit” or the “Company”), incorporated in Delaware in 2014, provides a comprehensive range of Medicare-certified skilled home health and hospice services in 35 states, with a concentration in the southern half of the United States. The Company manages its operations and discloses financial information using two reportable segments: (i) Home Health and (ii) Hospice. See Note 7, Segment Reporting. Prior to July 1, 2022, the Company operated as a reporting segment of Encompass Health Corporation (“Encompass”).
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
See Note 3, Long-Term Debt, for more information.
Merger Agreement. As previously disclosed, on February 22, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will be acquired by Anchor Parent, LLC, a Delaware limited liability company (“Parent”). Pursuant to the Merger Agreement, Anchor Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of Parent, will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”). Parent and Merger Sub are affiliates of funds advised by Kinderhook Industries, LLC (or an affiliate thereof). The Merger is expected to close in the second quarter of 2026, subject to customary closing conditions. See Enhabit’s Current Report on Form 8-K filed on February 23, 2026 for more information regarding the Merger Agreement.
The consummation of the Merger remains subject to the satisfaction or, to the extent permitted under the Merger Agreement, waiver by each of us, Parent and Merger Sub, of closing conditions.
If the Merger is consummated, our common stock will no longer be publicly listed and traded on the New York Stock Exchange, our common stock will be deregistered under the Exchange Act, we will no longer file periodic reports with the SEC and existing stockholders will cease to have any ownership interest in the Company.
Basis of Presentation and Consolidation. The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report for the year ended December 31, 2025 on Form 10-K (the “Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 5, 2026. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the SEC applicable to interim financial information. Accordingly, certain information and note disclosures included in financial statements prepared in accordance with GAAP have been omitted in these interim statements, as allowed by such SEC rules and regulations. The unaudited Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, management believes the disclosures are adequate to make the information presented not misleading.
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

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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
Net Service Revenue. Net service revenue disaggregated by payer source and segment is as follows (in millions):

	Home Health		Hospice		Consolidated
	Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Medicare	$106.4	$114.2	$61.8	$57.2	$168.2	$171.4
Medicare Advantage	68.7	60.6	—	—	68.7	60.6
Managed Care	22.3	22.2	0.7	1.2	23.0	23.4
Medicaid	2.0	2.1	0.5	0.9	2.5	3.0
Other	2.4	1.5	—	—	2.4	1.5
Total	$201.8	$200.6	$63.0	$59.3	$264.8	$259.9
For a discussion of the Company’s significant accounting policies, including its policy related to Net service revenue, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10‑K.
Earnings Per Common Share. The following table sets forth the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Weighted average common shares outstanding:
Basic	51.2	50.5
Dilutive effect of restricted stock, restricted stock units, and performance units	1.7	0.3
Diluted	52.9	50.8
A total of 0.3 million and 0.3 million options to purchase Enhabit’s shares and 0.2 million and 0.4 million shares of restricted stock awards, performance units and restricted stock units were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2026 and 2025, respectively, because their effects were anti‑dilutive. See Note 9, Stock-Based Payments, to the consolidated financial statements included in the Form 10-K for additional information.
Other Current Liabilities. Accrued other expenses includes $9.0 million and $9.5 million of accrued hospice-related costs, $3.8 million and $4.4 million of legal fees, $6.0 million and $6.0 million of workers’ compensation expense and $5.9 million and $7.1 million of medical insurance costs as of March 31, 2026 and December 31, 2025, respectively.
Recent Accounting Pronouncements. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income—Expense Disaggregation Disclosures.” This standard requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to all prior periods presented in the financial statements. The Company

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” This ASU is part of the FASB’s ongoing efforts to clarify, correct, and improve the Accounting Standards Codification (“ASC”) to ensure consistency and ease of application. The amendments in ASU 2025-12 do not create new accounting requirements but instead provide technical corrections, clarifications, and minor improvements to a variety of topics throughout the codification of the ASC. These changes may include updates to references, wording, or examples to better align with existing guidance and to remove inconsistencies. ASU 2025-12 is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
2.Variable Interest Entities (“VIEs”)
As of March 31, 2026 and December 31, 2025, Enhabit consolidated two joint venture entities that are VIEs and of which the Company is the primary beneficiary. The Company’s ownership percentages in these entities range from 60% to 90% as of March 31, 2026. Through partnership and management agreements with or governing these entities, Enhabit manages these entities and handles all day-to-day operating decisions. Accordingly, management has the decision‑making power over the activities that most significantly impact the economic performance of the VIEs and the Company has an obligation to absorb losses or receive benefits from the VIEs that could potentially be significant to the VIEs. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing the VIEs prohibit the Company from using the assets of the VIEs to satisfy the obligations of other entities.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in Enhabit’s unaudited Condensed Consolidated Balance Sheets, are as follows (in millions):

	As of March 31, 2026	As of December 31, 2025
Assets
Current assets:
Restricted cash	$1.3	$1.7
Accounts receivable, net of allowances	1.3	1.3
Total current assets	2.6	3.0
Operating lease right-of-use assets	0.3	—
Goodwill	12.4	12.4
Intangible assets, net	0.5	0.6
Total assets	$15.8	$16.0
Liabilities
Current liabilities:
Accrued payroll	$0.3	$0.2
Other current liabilities	0.6	0.7
Total current liabilities	0.9	0.9
Other long-term liabilities	0.2	—
Total liabilities	$1.1	$0.9
3.Long‑Term Debt
Long-term debt outstanding consists of the following (in millions):

	As of March 31, 2026	As of December 31, 2025
Credit agreement—
2026 Term loan A Facility	$314.5	$328.7
Advances under 2026 Revolving Credit Facility	110.0	115.0
Finance lease obligations	4.1	4.6
Total debt	428.6	448.3
Less: Current portion	(26.0)	(22.3)
Long-term debt, net of current portion	$402.6	$426.0

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The following table shows scheduled principal payments due on Enhabit’s long-term debt for the next five years (in millions):

Amount
April 1 through December 31, 2026	$19.5
2027	25.6
2028	23.9
2029	23.6
2030	23.6
2031 and thereafter	312.8
Gross maturities	429.0
Less: Unamortized debt issuance costs	(0.4)
Total	$428.6
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

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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
As of May 9, 2025, the Covenant Adjustment Period ended and the Company became subject to the financial covenants in the Credit Agreement as required by the First Amendment for each applicable quarter starting with the fiscal quarter ended June 30, 2025. These requirements include, among other things, (i) a maximum permitted Total Net Leverage Ratio of 4.5 to 1.0, and (ii) a minimum Interest Coverage Ratio of no less than 2.5 to 1.0 for the previous four consecutive quarters. The end of the Covenant Adjustment Period also resulted in, among other things, (a) a reset of the Applicable Commitment Fee (as defined in the Credit Agreement) to the levels in place prior to the Covenant Adjustment Period; (b) the removal of the suspension of the ability of the Company to request incremental commitments under the Credit Agreement; (c) a reset of the applicable interest rate margins on amounts outstanding under the Credit Agreement to the levels in place prior to the Covenant Adjustment Period; (d) the removal of limits imposed on the Company for the amount of cash the Company can keep on hand and outside the lender group; and (e) the removal of additional limits on permitted indebtedness and acquisitions, permitted liens, restricted payments and permitted investments imposed during the Covenant Adjustment Period.
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
In February 2026, the Company entered into an amended and restated credit agreement (the “2026 Credit Agreement”) that consists of a $315.0 million senior secured term loan A facility (the “2026 Term Loan A Facility”) and a $160.0 million senior secured revolving credit facility (the “2026 Revolving Credit Facility” and together with the 2026 Term Loan A Facility, the “2026 Credit Facilities”). The 2026 Credit Facilities mature on February 26, 2031. The 2026 Credit Facilities refinance by amendment and restatement the Credit Facilities. Interest on the loans under the 2026 Credit Facilities is calculated by reference to the SOFR or an alternative base rate, plus an applicable interest rate margin. The Company may voluntarily prepay outstanding loans under the 2026 Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The 2026 Credit Facilities contain customary mandatory prepayments, including with respect to proceeds from certain asset sales and incurrences of indebtedness. The Company evaluated the accounting treatment in accordance with ASC 470-50, Debt—Modifications and Extinguishments, and accounted for the 2026 Credit Facilities as a modification and extinguishment.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
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
As of March 31, 2026, Enhabit was in compliance with the financial covenants under the 2026 Credit Facilities. Although Enhabit’s forecasted results indicate the Company will continue to be in compliance with those financial covenants through a period of one year from the issuance date of the March 31, 2026 financial statements, management cannot guarantee continued compliance throughout this period. Management continually evaluates the Company’s expected compliance with the covenants described above and takes all appropriate steps to proactively renegotiate such covenants when appropriate.
As of March 31, 2026, amounts drawn under the 2026 Term Loan A Facility and the 2026 Revolving Credit Facility had a weighted average interest rate of 5.8%.
The carrying amounts and estimated fair values for long-term debt are presented in the following table (in millions):

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
2026 Term Loan A Facility	$314.5	$307.7	$328.7	$325.5
Advances under 2026 Revolving Credit Facility	$110.0	$110.0	$115.0	$115.0
Finance lease obligations	$4.1	$4.1	$4.6	$4.6
Fair values for long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies—Fair Value Measurements, to the consolidated financial statements included in the Form 10-K.
4.Income Taxes
The Company’s effective income tax rates were 13.5% and 28.7% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rates differed from the federal statutory rate primarily due to changes to the valuation allowance, stock-based compensation, and state income taxes.
5.Derivative Instrument
In October 2022, Enhabit entered into an interest rate swap agreement with a notional value of $200.0 million that matured on October 20, 2025.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
The activities of the cash flow hedge included in Accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 are presented in the following table (in millions):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$—	$(0.2)
Unrealized gain (loss) recognized in other comprehensive income, net of tax	—	—
Reclassified to interest expense, net of tax	—	—
Balance at end of period	$—	$(0.2)
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
There were no claims made against the Company that are probable of loss and reasonably estimable as liabilities within Other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 or December 31, 2025.
In the first quarter of 2026, the Company, along with Encompass, collected $43.1 million, which has been divided substantially equally between them, in full satisfaction of their claims for attorney’s fees and mitigation damages in the Delaware Court of Chancery against a former officer, a senior partner of Vistria Group and a managing director of Nautic Partners. These amounts related to the December 2024 ruling in favor of Enhabit and Encompass, entered by the Delaware Court of Chancery in the lawsuit styled Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. This settlement resulted in the recognition of a gain of $21.2 million in the first quarter of 2026. $17.7 million of the gain was recorded in General and administrative expenses, which was offset by other General and administrative expenses. The remaining $3.5 million was recorded in Interest income.
Other Commitments
Enhabit is a party to service and other contracts in connection with conducting its business. Minimum amounts due under these agreements are $30.3 million in 2026, $22.4 million in 2027, and $4.5 million thereafter. These contracts primarily relate to medical and durable medical equipment used in the two reporting segments, and business and software licensing and support. Certain of these agreements include variable arrangements, such as the cost to the supplier plus a designated mark-up percentage, or a fixed rate per patient count per month in the two reporting segments.
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
•Home Health - Enhabit operates home health agencies in 34 states, with a concentration in the southern half of the United States. As of March 31, 2026, the Company operates 251 home health agencies. Enhabit is the sole owner of 240 of these locations. The Company retains 50.0% to 81.0% ownership in the remaining 11 jointly owned locations. Home health services include a comprehensive range of Medicare-certified home nursing services to

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services.
•Hospice - Enhabit’s hospice operations represent one of the nation’s largest providers of Medicare-certified hospice services. The Company operates hospice provider locations in 25 states, with a concentration in the southern half of the United States. As of March 31, 2026, the Company operates 117 hospice provider locations. Enhabit is the sole owner of 113 of these locations. The Company retains 50.0% to 90.0% ownership in the remaining four jointly owned locations. Hospice care focuses on the quality of life for patients who are experiencing an advanced, life limiting illness while treating the person and symptoms of the disease, rather than the disease itself.
The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies. All revenues for services are generated through external customers. See Note 1, Summary of Significant Accounting Policies—Net Service Revenue, for the disaggregation of revenues. No corporate overhead is allocated to either of the reportable segments. Other cost of service is comprised of third-party services and other individually insignificant costs in the Home Health segment. Other cost of service is comprised of medical director, skilled nursing facilities, and other individually insignificant costs in the Hospice segment. Other general and administrative expenses are comprised of licensing fees and other individually insignificant fees for both the Home Health and Hospice segments.
Selected financial information for Enhabit’s reportable segments is as follows (in millions):

	Home Health		Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Net service revenue	$201.8	$200.6	$63.0	$59.3

Labor	96.3	94.3	19.5	16.8
Supplies and pharmacy	2.4	2.4	5.8	5.2
Travel	4.8	5.1	1.3	1.2
Other cost of service	1.6	1.6	2.5	3.6
Total cost of service, excluding depreciation and amortization	105.1	103.4	29.1	26.8
General and administrative salaries	49.1	46.8	15.9	14.1
Other general and administrative expenses	12.0	11.6	3.2	3.3
Total general and administrative expenses	61.1	58.4	19.1	17.4
Net income attributable to noncontrolling interests	0.5	0.5	0.2	0.1
Segment Adjusted EBITDA	$35.1	$38.3	$14.6	$15.0

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
Total segment reconciliations (in millions):

	Three Months Ended March 31,
	2026	2025
Total Segment Adjusted EBITDA	$49.7	$53.3
Non-segment general and administrative expenses	(13.2)	(27.7)
Interest expense, net	(6.2)	(9.4)
Depreciation and amortization	(4.6)	(6.3)
(Loss) gain on sale of investment and disposal of assets	(0.1)	19.3
Stock-based compensation expense	(3.3)	(4.0)
Net income attributable to noncontrolling interests	0.7	0.6
Income (loss) before income taxes and noncontrolling interests	$23.0	$25.8
Additional detail regarding the revenues of the operating segments by payer type follows (in millions):

	Three Months Ended March 31,
	2026	2025
Home Health:
Medicare	$106.4	$114.2
Non-Medicare	93.5	84.4
Private duty(1)	1.9	2.0
Total Home Health	201.8	200.6
Hospice	63.0	59.3
Total net service revenue	$264.8	$259.9

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
As of the Transaction Date, Medalogix was no longer a related party of the Company. Costs incurred prior to the Transaction Date were approximately $1.2 million for the three months ended March 31, 2025 in connection with the usage of Medalogix’s analytics platforms while Medalogix was a related party. These costs are included in Cost of service, excluding depreciation and amortization, and General and administrative expenses in the unaudited Condensed Consolidated Statements of Income.

ENHABIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, CONTINUED)
9.Supplemental Cash Flow Information
The following table provides supplemental cash flow information and disclosures of non-cash investing and financing activities for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow disclosures:
Cash paid (refunds received) for income taxes, net	$—	$(0.2)
Cash paid for interest	$3.5	$9.0
Supplemental cash flow disclosures of non-cash investing and financing activities:
Property and equipment additions through finance leases	$—	$0.1
Operating lease additions	$3.8	$3.2
The following table details supplemental cash flow disclosures related to the reconciliation of cash and cash equivalents and restricted cash balances (in millions):

	As of March 31, 2026	As of December 31, 2025
Cash, cash equivalents, and restricted cash reconciliation:
Cash and cash equivalents	$50.0	$43.6
Restricted cash	1.5	1.9
Cash, cash equivalents, and restricted cash at end of period	$51.5	$45.5

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
Overview
We are a leading provider of home health and hospice services in the United States. We strive to provide superior, cost-effective care where patients prefer it: in their homes. For over twenty-five years, we have provided care in the low‑cost home setting while achieving high‑quality clinical outcomes. As of March 31, 2026, our footprint comprised 251 home health and 117 hospice locations across 35 states.
Our operations are principally managed on a services basis and include two operating segments for financial reporting purposes: (i) Home Health and (ii) Hospice. For additional information about our business and reportable segments, see Item 1, “Business,” and Item 1A, “Risk Factors,” in the Company’s Annual Report for the year ended December 31, 2025 on Form 10-K (the “Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 5, 2026 and Note 7, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements, and “—Segment Results of Operations” section of this item.
Recent Developments
Branch Closures
During the three months ended March 31, 2026, no branch was closed or consolidated by the Company. We will continue to analyze financial performance at the branch level, but we do not anticipate additional branch closures or consolidation for the remainder of 2026.
Litigation Settlement
In the first quarter of 2026, the Company, along with Encompass Health Corporation collected amounts under claims made against certain third parties. See Note 6, Contingencies and Other Commitments, for more information.
2026 Credit Agreement
On February 26, 2026, the Company entered into an amended and restated credit agreement. See Note 3, Long-Term Debt, for more information.
Merger Agreement
As previously disclosed, on February 22, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will be acquired by Anchor Parent, LLC, a Delaware limited liability company (“Parent”). Pursuant to the Merger Agreement, Anchor Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly owned subsidiary of Parent, will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”). Parent and Merger Sub are affiliates of funds advised by Kinderhook Industries, LLC (or an affiliate thereof). The Merger is expected to close in the second quarter of 2026, subject to customary closing conditions. See Enhabit’s Current Report on Form 8-K filed on February 23, 2026 for more information regarding the Merger Agreement.
The consummation of the Merger remains subject to the satisfaction or, to the extent permitted under the Merger Agreement, waiver by each of us, Parent and Merger Sub, of closing conditions.
If the Merger is consummated, our common stock will no longer be publicly listed and traded on the New York Stock Exchange, our common stock will be deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) we will no longer file periodic reports with the SEC and existing stockholders will cease to have any ownership interest in the Company.

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
On April 2, 2026, the Centers for Medicare and Medicaid Services (“CMS”) issued its proposed rule for hospice payments for fiscal year 2027 (the “2027 Hospice Rule”). CMS proposed a 2.4% estimated net increase to payments as compared to 2026 payments. This update represents a 3.2% update to the market basket, reduced by a 0.8% productivity adjustment. The proposed 2027 Hospice Rule will be effective for services provided beginning October 1, 2026. Based on our analysis of the proposed rule, we expect our impact to be in line with the 2.4% increase.
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
Recruiting and Retaining High-Quality Personnel
Recruiting and retaining qualified personnel, including management, for our home health agencies and hospice provider locations remains a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to compete in the current challenging staffing environment.

Results of Operations
Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Form 10-K.
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
(in millions, except percentages)	2026	2025	2026 vs. 2025
Net service revenue	$264.8	$259.9	1.9%
Cost of service, excluding depreciation and amortization	134.2	130.2	3.1%
Gross margin, excluding depreciation and amortization	130.6	129.7	0.7%
General and administrative expenses	96.7	107.5	(10.0)%
Depreciation and amortization	4.6	6.3	(27.0)%
Operating income (loss)	29.3	15.9	84.3%
Interest income	3.8	—	N/A
Interest expense and amortization of debt discounts and fees	10.0	9.4	6.4%
Other (income) expenses	0.1	(19.3)	100.5%
Income (loss) before income taxes and noncontrolling interests	23.0	25.8	(10.9)%
Provision for (benefit from) income taxes	3.1	7.4	(58.1)%
Net income (loss)	19.9	18.4	8.2%
Less: Net income attributable to noncontrolling interests	0.7	0.6	16.7%
Net income (loss) attributable to Enhabit, Inc.	$19.2	$17.8	7.9%
The following table sets forth our consolidated results as a percentage of Net service revenue:

	Three Months Ended March 31,
	2026	2025
Cost of service, excluding depreciation and amortization	50.7%	50.1%
General and administrative expenses	36.5%	41.4%
Depreciation and amortization	1.7%	2.4%
Interest expense and amortization of debt discounts and fees	3.8%	3.6%
Net Service Revenue. For the three months ended March 31, 2026, Net service revenue increased 1.9% compared to the prior period due to increased Hospice segment revenue of 6.2% and increased Home Health segment revenue of 0.6%. See “—Segment Results of Operations.”
Cost of Service, Excluding Depreciation and Amortization. For the three months ended March 31, 2026, Cost of service, excluding depreciation and amortization increased 3.1% compared to the prior period. This increase resulted from an increase in the Hospice segment, Cost of service, excluding depreciation and amortization of 8.6% and an increase in Home Health segment, Cost of service, excluding depreciation and amortization expense of 1.6%.
See “—Segment Results of Operations.”
General and Administrative Expenses. For the three months ended March 31, 2026, General and administrative expenses decreased 10.0% compared to the same period in the prior year, primarily attributable to the gain on the settlement of attorney’s fees and mitigation damages of $17.7 million, a decrease in estimated incentive compensation, and cost control initiatives. These decreases were partially offset by increased selling-related and back-office support expenses to support revenue growth.
Depreciation and Amortization. For the three months ended March 31, 2026, Depreciation and amortization decreased compared to the same period of 2025 primarily attributable to several intangible assets that became fully amortized during the year ended December 31, 2025.
Interest Expense and Amortization of Debt Discounts and Fees. For the three months ended March 31, 2026, Interest expense and amortization of debt discounts and fees increased compared to the same period of 2025 primarily due to the write-off of unamortized loan fees related to the credit facilities that were refinanced during the quarter and fees associated with the new credit facilities that did not qualify for capitalization. These increases were partially offset by a lower average borrowing level under our credit facilities and lower average interest rates. See additional discussion on Note 3, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and “—Liquidity and Capital Resources” within this item.
Other (Income) Expenses. For the three months ended March 31, 2025, Other (income) expenses consisted primarily of a gain on sale of investment. There was no such transaction in the three months ended March 31, 2026. See additional discussion in Note 8, Related Party Transactions, to the accompanying unaudited condensed consolidated financial statements.
Provision for (Benefit From) Income Taxes. Our effective income tax rates were 13.5% and 28.7% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the 2026 rate as compared to the 2025 rate relates primarily to a reduction to the valuation allowance in 2026 versus an increase to the valuation allowance in 2025. See additional discussion in Note 4, Income Taxes, to the accompanying unaudited condensed consolidated financial statements.
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
The following table reconciles Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$19.9	$18.4
Interest expense, net and amortization of debt discounts and fees	6.2	9.4
Provision for (benefit from) income taxes	3.1	7.4
Depreciation and amortization	4.6	6.3
Loss (gain) on sale of investment and disposal of assets	0.1	(19.3)
Stock-based compensation	3.3	4.0
Net income attributable to noncontrolling interests	(0.7)	(0.6)
Unusual or nonrecurring items that are not typical of ongoing operations	(12.1)	1.0
Adjusted EBITDA	$24.4	$26.6
Unusual or nonrecurring items in the three months ended March 31, 2026 include: (i) third-party legal and advisory fees related to shareholder, non-shareholder and other matters offset by legal settlement proceeds received during the three months ended March 31, 2026 in connection with the suit Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. in the Chancery Court of Delaware, and in which the Company asserted claims for breach of fiduciary duty, aiding and abetting, and usurpation of corporate opportunity arising from actions involving its former officers; (ii) fees incurred in connection with the Merger Agreement, (iii) restructuring charges and severance costs; and (iv) costs associated with the 2026 Credit Agreement. The three months ended March 31, 2025 include: (i) restructuring activities and severance costs and (ii) third‑party legal fees associated with the suit Enhabit, Inc. et al. v. Nautic Partners IX, L.P. et al. lawsuit referenced above.
For additional information, see “—Segment Results of Operations.”
Segment Results of Operations
Our segment and consolidated Net service revenue is provided in the following tables:

	Three Months Ended March 31,
	2026		2025
(in millions, except percentages)	$ Amount	% of Consolidated Revenue	$ Amount	% of Consolidated Revenue
Home Health segment net service revenue	$201.8	76.2%	$200.6	77.2%
Hospice segment net service revenue	63.0	23.8%	59.3	22.8%
Consolidated net service revenue	$264.8	100.0%	$259.9	100.0%
For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of Segment Adjusted EBITDA to Income (loss) before income taxes and noncontrolling interests, see Note 7, Segment Reporting, to the accompanying unaudited condensed consolidated financial statements.
Home Health
Our Home Health segment derived its Net service revenue from the following payer sources:

	Three Months Ended March 31,
	2026	2025
Medicare	52.7%	56.9%
Medicare Advantage	34.0%	30.2%
Managed Care	11.1%	11.1%
Medicaid	1.0%	1.0%
Other	1.2%	0.8%
Total	100.0%	100.0%
See Item 1, “Business,” in the Form 10-K for additional information on our payer mix.

Additional information regarding our Home Health segment’s operating results is as follows:

	Three Months Ended March 31,		Percentage Change
(in millions, except percentages)	2026	2025	2026 vs. 2025
Net service revenue:
Medicare	$106.4	$114.2	(6.8)%
Non-Medicare	93.5	84.4	10.8%
Private duty(1)	1.9	2.0	(5.0)%
Home Health net service revenue	201.8	200.6	0.6%
Cost of service, excluding depreciation and amortization	105.1	103.4	1.6%
Gross margin, excluding depreciation and amortization	96.7	97.2	(0.5)%
General and administrative expenses	61.1	58.4	4.6%
Net income attributable to noncontrolling interests	0.5	0.5	—%
Home Health Segment Adjusted EBITDA(2)	$35.1	$38.3	(8.4)%

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

	Three Months Ended March 31,		Percentage Change
(actual amounts)	2026	2025	2026 vs. 2025
Medicare:
Admissions	23,946	24,044	(0.4)%
Recertifications	13,206	15,734	(16.1)%
Completed episodes	36,249	38,266	(5.3)%
Average daily census	18,390	20,110	(8.6)%
Visits	429,418	547,690	(21.6)%
Visits per episode	11.8	14.3	(17.5)%
Revenue per episode	$2,935	$2,984	(1.6)%
Non-Medicare:
Admissions	38,740	33,178	16.8%
Recertifications	14,972	13,133	14.0%
Average daily census	24,367	21,126	15.3%
Visits	582,844	542,526	7.4%
Total:
Admissions	62,686	57,222	9.5%
Same-store total admissions growth			9.3%
Recertifications	28,178	28,867	(2.4)%
Same-store total recertifications growth			(2.4)%
Average daily census	42,757	41,236	3.7%
Visits	1,012,262	1,090,216	(7.2)%
Visits per episode	12.0	13.9	(13.7)%
Cost per visit	$103.8	$93.5	11.0%
Revenue per patient day	$52.4	$54.1	(3.1)%
Cost per patient day	$27.3	$27.9	(2.2)%
Expenses as a Percentage of Net Service Revenue

	Three Months Ended March 31,
	2026	2025
Cost of service, excluding depreciation and amortization	52.1%	51.5%
General and administrative expenses	30.3%	29.1%
Net Service Revenue. For the three months ended March 31, 2026, Home Health Net service revenue increased 0.6% compared to the same period of 2025 due to an increase in average daily census of 3.7%, partially offset by a decrease in unit revenue per patient day of 3.1%, related to the decline in Medicare reimbursement rates and growth in our non‑Medicare patients.
Segment Adjusted EBITDA. The decrease in Home Health Segment Adjusted EBITDA of 8.4% during the three months ended March 31, 2026 compared to the same period of 2025 primarily was the result of a decrease in unit revenue, partially offset by improved cost per patient day.

Hospice
Our Hospice segment derived its Net service revenue from the following payer sources:

	Three Months Ended March 31,
	2026	2025
Medicare	98.1%	96.5%
Managed Care	1.1%	2.0%
Medicaid	0.8%	1.5%
Total	100.0%	100.0%
Additional information regarding our Hospice segment’s operating results is as follows:

	Three Months Ended March 31,		Percentage Change
(in millions, except percentages)	2026	2025	2026 vs. 2025
Hospice net service revenue	$63.0	$59.3	6.2%
Cost of service, excluding depreciation and amortization	29.1	26.8	8.6%
Gross margin, excluding depreciation and amortization	33.9	32.5	4.3%
General and administrative expenses	19.1	17.4	9.8%
Net income attributable to noncontrolling interests	0.2	0.1	100.0%
Hospice Segment Adjusted EBITDA(1)	$14.6	$15.0	(2.7)%

(actual amounts)
Total:
Admissions	3,388	3,274	3.5%
Same-store total admissions growth			1.4%
Patient days	374,848	342,784	9.4%
Discharged average length of stay	114	101	12.9%
Average daily census	4,165	3,809	9.3%
Revenue per patient day	$168.1	$173.0	(2.8)%
Cost per patient day	$77.6	$78.2	(0.8)%

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
Expenses as a Percentage of Net Service Revenue

	Three Months Ended March 31,
	2026	2025
Cost of service, excluding depreciation and amortization	46.2%	45.2%
General and administrative expenses	30.3%	29.3%
Net Service Revenue. For the three months ended March 31, 2026, Hospice Net service revenue increased 6.2% compared to the same period of 2025 due to an increase in average daily census of 9.3%, as we continue to see the benefits of our maturing case management model and improved Medicare reimbursement rates. This increase was partially offset by a decrease in revenue per patient day of 2.8% primarily attributable to the benefit of a non-recurring Medicare cap liability reversal in the first quarter of 2025.

Segment Adjusted EBITDA. The decrease in Hospice Segment Adjusted EBITDA of 2.7% during the three months ended March 31, 2026 compared to the same period of 2025 resulted primarily from the increase in Net service revenue of 6.2%, as discussed above, with Cost of service, excluding depreciation and amortization, higher by 8.6% to support revenue growth, partially offset by improved clinical staff productivity with a decrease in cost per patient day of 0.8%. Hospice General and administrative expenses increased 9.8% due to increased selling-related and back-office support expenses to support revenue growth.
Liquidity and Capital Resources
Our principal sources of short-term liquidity are our cash on hand and our revolving credit facility. We use these sources to fund working capital requirements, capital expenditures and acquisitions, and to service our debt. See “—Contractual Obligations” for more information about our material cash requirements from our contractual obligations at March 31, 2026.
As of March 31, 2026 and December 31, 2025, we had $50.0 million and $43.6 million, respectively, in Cash and cash equivalents. These amounts exclude $1.5 million and $1.9 million, respectively, in Restricted cash. Our Restricted cash pertains primarily to a joint venture in which our joint venture partner requested, and we agreed, the joint venture’s cash not be commingled with other corporate cash accounts. See Note 1, Summary of Significant Accounting Policies—Cash and Cash Equivalents and —Restricted Cash, to the consolidated financial statements included in the Form 10-K. As of March 31, 2026, we also had $37.5 million available to us under the Revolving Credit Facility.
For additional information regarding our debt, see Note 3, Long‑Term Debt, to the accompanying unaudited condensed consolidated financial statements and Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
The following table shows the cash flows provided by or used in operating, investing, and financing activities (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$35.2	$17.9
Net cash (used in) provided by investing activities	(2.6)	20.8
Net cash used in financing activities	(26.6)	(28.2)
Increase in cash, cash equivalents, and restricted cash	$6.0	$10.5
Operating Activities. The increase in Net cash provided by operating activities during the three months ended March 31, 2026 as compared to 2025 primarily resulted from increased net income and changes in working capital.
Investing Activities. During the three months ended March 31, 2026, Net cash (used in) provided by investing activities primarily resulted from the purchases of property and equipment. During the three months ended March 31, 2025, Net cash (used in) provided by investing activities primarily resulted from the proceeds from the sale of an investment.
Financing Activities. During the three months ended March 31, 2026 and 2025, Net cash used in financing activities primarily resulted from prepayments of borrowings under our revolving credit facility, gross repayments of debt, as well as proceeds from borrowings and debt issuance costs of the 2026 Credit Agreement.
Contractual Obligations
Our consolidated contractual obligations as of March 31, 2026 are as follows (in millions):

	Total	Current	Long-Term
Long-term debt obligations:
Long-term debt, excluding revolving credit facility, finance lease obligations and unamortized debt issuance costs	$314.5	$23.6	$290.9
Revolving credit facility	110.0	—	110.0
Interest on long-term debt(1)	75.5	25.1	50.4
Finance lease obligations(2)	4.3	1.9	2.4
Operating lease obligations(3)	61.4	15.4	46.0
Purchase obligations(4)	57.2	35.0	22.2
Total	$622.9	$101.0	$521.9

(1)Interest on long-term debt was calculated using the rate for our term loan A facility as of March 31, 2026.
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
Our capital expenditures include costs associated with computer hardware and licensing software we utilize to run our business, as well as leasehold improvements. During 2026, we expect to spend approximately $5 million for maintenance capital expenditures. During the three months ended March 31, 2026 and 2025, we made capital expenditures of $2.5 million and $0.3 million, respectively, for property and equipment and capitalized software.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in the Form 10‑K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2026, our primary variable rate debt outstanding related to $110.0 million in advances under our 2026 Revolving Credit Facility and $314.5 million under our 2026 Term Loan A Facility.
Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of $4.3 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of $4.3 million over the next 12 months.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2026 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” in the Form 10-K for the period ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
During the three months ended March 31, 2026, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Plans
January 1 through January 31	—	$—	—	—
February 1 through February 28	180,194	13.60	—	—
March 1 through March 31	86,223	13.61	—	—
Total	266,417	$13.60	—	—

(1)Represents shares of common stock we repurchased to satisfy employee tax-withholding obligations in connection with the vesting of stock‑based compensation awards.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of June 30, 2022, by and between Encompass Health Corporation and Enhabit, Inc. (incorporated by reference to Exhibit 2.1 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

2.2
2.2 Agreement and Plan of Merger, dated February 22, 2026, by and among Enhabit, Inc., Anchor Parent, LLC and Anchor Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Enhabit, Inc.'s Current Report on Form 8-K filed on February 23, 2026).

3.1	Amended and Restated Certificate of Incorporation of Enhabit, Inc. (incorporated by reference to Exhibit 3.1.2 to Enhabit, Inc.’s Current Report on Form 8-K filed on July 5, 2022).

3.2	Amended and Restated Bylaws of Enhabit, Inc. (incorporated by reference to Exhibit 3.2 to Enhabit, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022).

10.1
Amended and Restated Credit Agreement, dated as of February 26, 2026, by and among Enhabit, Inc., Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender, and each issuing bank and lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to Enhabit, Inc’s Current Report on Form 8-K filed on March 4, 2026).

10.2
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

ENHABIT, INC.

By:	/s/ Ryan Solomon
Ryan Solomon
Chief Financial Officer

Date:	May 7, 2026